Form 10QSB
period 1996-03-31
LIFERATE SYSTEMS INC
filed 1996-05-15
CIK 937251

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, DC 20549

                                     FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    For The Quarterly Period Ended March 31, 1996

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from _____________   to  ____________








    Commission File Number:  0-25530






                                LIFERATE SYSTEMS, INC.
          (Exact name of small business issuer as specified in its charter)


                      MINNESOTA                              41-1682994
             (State or other jurisdiction                 (I.R.S. employer
             of incorporation or organization)            identification No.)



                                 7210 METRO BOULEVARD
                                EDINA, MINNESOTA 55439
                       (Address of principal executive offices)




                                    (612) 844-0599
                             (Issuer's telephone number)






Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period as the issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]    No [   ]



As of May 10, 1996, the issuer had 3,811,639 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes _____  No __X__

                                LIFERATE SYSTEMS, INC.
                            INDEX TO FINANCIAL STATEMENTS





ITEM 1.  FINANCIAL STATEMENTS                                              PAGE

         Condensed Balance Sheets -
           March 31, 1996 and December 31, 1995                               2

         Condensed Statements of Operations -
           Three Months Ended March 31, 1996 and 1995
           and Date of Inception to March 31, 1996                            3


         Statements of Cash Flows -
           Three Months Ended March 31, 1996 and 1995
           and Date of Inception to March 31, 1996                            4

         Notes to Financial Statements                                        5

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS                                 6

                                 LIFERATE SYSTEMS, INC.
                             (A DEVELOPMENT STAGE COMPANY)

                                     CONDENSED
                                   BALANCE SHEETS







                                                  DECEMBER 31        MARCH 31
                                                     1995              1996
                                                  -----------       -----------
ASSETS                                              (NOTE)          (UNAUDITED)
Current assets:
  Cash and cash equivalents                       $ 7,750,500        $7,237,800
  Accounts receivable, less allowance
   of $7,500                                          104,400           362,000
  Prepaid expenses and other current assets            61,000            69,700
                                                  -----------       -----------
Total current assets                                7,915,900         7,669,500




Furniture and fixtures                                 56,200            61,800
Computer equipment                                    355,800           675,000
Telephone equipment                                     --               48,500
                                                  -----------       -----------
                                                      412,000           785,300
Less accumulated depreciation                          87,300           103,200
                                                  -----------       -----------
                                                      324,700           682,100


Software development costs, net of
 amortization of $25,200                              151,300           126,100
Other assets                                           11,800           170,000




                                                       --                 --
                                                  -----------       -----------
Total Assets                                      $ 8,403,700       $ 8,647,700
                                                  -----------       -----------
                                                  -----------       -----------



LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities        $ 1,128,300       $   743,300
  Current portion of notes payable-related
   parties                                              6,500              --
  Current portion of notes payable                      9,900            20,100
  Current portion of capitalized lease
   obligations                                         11,500            10,700
                                                  -----------       -----------
Total current liabilities                           1,156,200           774,100



Notes payable                                          12,600              --
Capitalized lease obligation                            1,000              --
Deferred rent                                          28,700            25,700
Deferred revenue                                       60,900           459,400



Shareholders' equity:
  Preferred stock, no par value:
  Authorized shares -- 1,000,000
  Issued and outstanding shares -- none in 1995 and 1996

  Common stock, no par value:
  Authorized shares -- 10,000,000
  Issued and outstanding shares -- 3,474,428
   in 1995 and 3,811,639 in 1996                   14,384,100        16,067,400
  Deficit accumulated during the development
   stage                                           (7,234,800)       (8,673,900)
                                                  -----------       -----------
                                                    7,149,300         7,393,500
Less stock subscriptions receivable                     5,000             5,000
                                                  -----------       -----------
Total shareholders' equity                          7,144,300         7,388,500
                                                  -----------       -----------
Total liabilities and shareholders' equity        $ 8,403,700       $ 8,647,700
                                                  -----------       -----------
                                                  -----------       -----------

                             See Accompanying Notes


Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date.

                            LIFERATE SYSTEMS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)


                                                                        PERIOD FROM
                                                                       JULY 18, 1990
                                                                          (DATE OF
                                                                       INCEPTION) TO
                                    THREE MONTHS ENDED MARCH 31,         MARCH 31,
                                    ----------------------------
                                       1995               1996              1996
                                    ---------         -----------       --------------
Net revenues                       $   65,000         $   109,200       $   683,800
Cost of revenues                        --                 43,900            88,900
                                   ----------         -----------       ------------
Gross profit                           65,000              65,300           596,900


Operating expenses:
  Sales and marketing                 302,000             618,900         3,530,700
  Research and development             46,500             491,900         3,193,600
  General and administrative          285,300             483,400         2,702,600
                                   ----------         -----------       ------------
Loss from operations                 (548,800)         (1,528,900)       (8,830,000)
Interest income                         7,300              91,100           188,100
Interest expenses                        --                 1,300            32,000
                                   ----------         -----------       ------------

Net loss                           $ (541,500)        $(1,439,100)      $(8,673,900)
                                   ----------         -----------       ------------

Net loss per share                 $    (0.36)        $     (0.39)      $     (8.43)
                                   ----------         -----------       ------------

Weighted average number of
 common shares outstanding          1,497,992           3,725,111         1,029,136
                                   ----------         -----------       ------------

                             See Accompanying Notes

                            LIFERATE SYSTEMS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                           STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                                                   JULY 18, 1990
                                                                                      (DATE OF
                                                                                   INCEPTION) TO
                                                THREE MONTHS ENDED MARCH 31,         MARCH 31,
                                                ----------------------------
                                                   1995               1996              1996
                                                ---------         -----------       --------------
Operating activities                           $ (541,500)        $(1,439,100)       $(8,673,900)
Net loss
Adjustments to reconcile net loss to
 net cash used in operating activities:
 Depreciation and amortization                      5,000              41,100            129,000
 Writedown of software development costs
  to net realizable value                                                                599,600
 Stock issued for services                         79,500                   0            187,500
 Changes in operating assets and liabilities:
  Accounts receivable                             (50,300)           (257,600)          (362,000)
  Advances to agent                              (236,500)                  0                  0
  Prepaids and other current assets                (8,900)             (8,700)           (69,700)
  Other assets                                      1,500            (158,200)          (170,000)
  Accounts payable and other accrued
   liabilities                                    154,800            (385,000)         1,079,100
  Deferred revenue                                      0             398,500            459,400
  Deferred rent                                     7,300              (3,000)            25,700
                                               ----------          ----------         -----------
Net cash used in operating activities            (589,100)         (1,812,000)        (6,795,300)


Investing activities
Software development costs                        (90,700)                  0           (750,900)
Purchase of furniture and equipment               (60,900)           (373,300)          (743,100)
                                               ----------          ----------         -----------
Net cash used in investing activities             (151,600)           (373,300)        (1,494,000)


Financing activities
Payments on notes payable and capital
 lease obligations                                (10,600)            (10,700)          (144,200)
Stock subscription received                       102,000                   0                  0
Proceeds from issuance of notes payable            30,000                   0            290,200
Proceeds from issuance of common stock          4,241,900           1,683,300         15,381,100
                                               ----------          ----------         -----------
Net cash provided by financing activities       4,363,300           1,672,600         15,527,100
                                               ----------          ----------         -----------

Increase in cash and cash equivalents           3,608,000            (512,700)         7,237,800
Cash and cash equivalents at beginning
 of period                                        613,200           7,750,500              --
                                               ----------          ----------         -----------
Cash and cash equivalents at end of period     $4,221,200          $7,237,800         $7,237,800



                             See Accompanying Notes

                                LIFERATE SYSTEMS, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                       NOTES TO CONDENSED FINANCIAL STATEMENTS
                                    MARCH 31, 1996


1.  ORGANIZATION AND DESCRIPTION OF BUSINESS


    LifeRate Systems, Inc. is a development stage enterprise engaged in marketing proprietary clinical systems and related software to health care providers and payors to produce information to measure and quantify the quality and cost of health care.


2.  BASIS OF PRESENTATION

    The financial information presented as of March 31, 1995 and March 31, 1996 has been prepared from the books and records without audit. Financial information as of December 31, 1995 is based on audited financial statements of LifeRate Systems, Inc. but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the Company's accounting policies, refer to the financial statements and related notes included in the Company's Form 10-KSB for the fiscal year ended December 31, 1995, as filed with the Securities and Exchange Commission.

                          MANAGEMENT'S DISCUSSION AND ANALYSIS



INTRODUCTION

          The Company's activities during 1995 and through the first quarter of 1996 primarily consisted of completing development of its core software system, completing the outpatient module of LifeRate Cardiovascular, developing the cath lab and operating room modules of LifeRate Cardiovascular, building its National Cardiology Database, establishing its sales, marketing, clinical and systems support functions, focusing its product development and marketing efforts on the cardiology market, and installing the system at cardiology practice groups. The Company also established strategic relationships with Medtronic, Inc. and Pfizer, Inc. in December 1995.

          The Company installed its core software system at a customer site for Beta testing in April 1995. Following testing, the Company made a number of improvements and enhancements to its core system and developed the outpatient module of LifeRate Cardiovascular. LifeRate released demonstration versions of the core system, along with the outpatient module, in August 1995 and commercial versions in December 1995. The Company accepted its first orders in the third quarter and began installation in the fourth quarter of 1995. To date, the Company has entered into agreements for the sale and installation of LifeRate Cardiovascular with five cardiovascular practice groups. LifeRate is also developing the cath lab and operating room modules of LifeRate Cardiovascular, which integrate to form one cardiovascular continuum of care. The initial cath lab module was completed in May 1996 for Beta test site installation, and the operating room module is expected to be available for general commercial release in August 1996. The Company's national cardiology data base which integrates with LifeRate's cardiovascular outpatient, cath lab, and operating room software included over 4,500 lives at March 31, 1996.

          In April 1996, the Company made key management changes and made two new significant appointments. David D. Koentopf was elected Chairman of the Board. Mr. Koentopf, a Twin Cities-based private investor and business consultant, has been a member of the Board of Directors of the Company since 1993. The Board also elected William W. Chorske as President and Chief Executive Officer and a member of the Board. Prior to joining the Company, Mr. Chorske had been employed since 1987 by Medtronic, Inc. in a variety of capacities, including Senior Vice President and Chief Financial Officer from 1987 to 1991 and most recently as President, Medtronic Europe.

RESULTS OF OPERATIONS

          Revenues of $109,200 in the first quarter of 1996 consist mainly of fees earned for the development of software under a contract with a new customer. Revenues of $65,000 in the first quarter of 1995 included recurring installation fees associated with the Company's first cardiology guidelines installation and non-recurring fees associated with new guideline installation agreements. The Company anticipates that installations and conversion fees, as well as ongoing license fees, will become a more significant portion of total revenue in the second quarter of 1996 based on LifeRate Cardiovascular installations in process late in the first quarter of 1996 and expected to be completed in the second quarter of 1996. Through April 30, 1996, LifeRate Cadiovascular had been installed at five practice groups.

          The cost of revenues recorded in the first quarter of 1996 includes $18,700 of development expenses for the development contract which produced the majority of revenue in the period. This cost item also includes the amortization of capitalized software in the amount of $25,200.

          The Company incurred $618,900 and $302,000 in sales and marketing expense in the first quarter of 1996 and 1995 respectively. The increase in these expenses in 1996 was related to the development of the organization to support the intensified sales and installation pace the Company is experiencing. During 1995, Clinical Sales & Services, Inc. ("CSSI") provided substantially all of the Company's sales, marketing and clinical support functions. Effective January 1, 1996, the employees of CSSI became employees of the Company, and, since that time, the Company has directly employed its sales, marketing, and clinical support personnel. Management believes that sales and marketing expenses will stabilize for the remainder of 1996. For this reason and because some of these expenses are billable to customers as part of the installation process, sales and marketing expenses are expected to decline as a percent of revenue throughout the year. The Company is currently obligated to pay royalties to third parties based on revenues, consisting of an obligation to pay royalties equal to 10% of sales of the LifeRate Cardiovascular System and 7.5% of sales of LifeRate's system. The Company is also obligated to pay royalties equal to 2% of database sales from August 1, 1996 through July 30, 2001.

          Expenses for research and development in the first quarter of 1996 increased by $445,400 over the amount in same period of 1995. The expense of $491,900 in the first quarter of 1996 includes costs for intensified development efforts for the cath lab and operating room modules of LifeRate Cardiovascular, the addition of a software quality assurance function, as well as a number of one-time costs associated with the recruitment and relocation of key staff members and the costs associated with accommodating the increase in staff size. Though the Company intends to continue to invest in the resources necessary to develop the product capabilities being demanded by its customer base and potential future customers, the Company anticipates that the growth in research and development expenses will decrease in 1996.

          The Company incurred general and administration expense of $485,400 in the first quarter of 1996 compared to $265,300 in the same period of 1995.
 This increase reflects the overall higher level of activity of the Company due to the commercialization of its first product as well as the costs associated with becoming a public entity.

LIQUIDITY AND CAPITAL RESOURCES

          In January 1996, the Company completed a private placement of 295,546 shares of Common Stock at a price of $6.50 per share from which it received $1,683,300 in net proceeds.

          At March 31, 1996, the Company's cash and cash equivalents totaled $7,237,800 compared to $7,750,500 at December 31, 1995. During the first quarter of 1996, the Company used cash of approximately $1,800,000 for operations and $373,000 for the purchase of equipment.

          The Company does not have significant commitments to purchase additional equipment, but it does plan to continue to fund such purchases as required to support product and market development needs.

          The Company believes that cash and cash equivalent balances at March 31, 1996 are sufficient to fund the Company's operations through the end of 1996. Thereafter, the Company will require additional capital to continue operations. There can be no assurance that the Company will be able to obtain additional financing or that, if available, the terms of any such financing will be satisfactory to the Company.

                             PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

          On May 10, 1996, Donna J. Edmonds, a former officer and director of the Company, filed a complaint in District Court, Hennepin County, Minnesota, naming the Company and an employee of the Company as defendants and served such complaint on the Company. Edmonds seeks damages in excess of $50,000 for her allegedly forced resignation as an officer and director of the Company based on breach of contract, promissory estoppel, fraud, tortious interference of contract and defamation. Edmonds also seeks rescission of her allegedly forced resignation. The Company has not yet answered the complaint. The Company plans to vigorously defend this action and may allege various counter claims against Edmonds.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (A)  EXHIBITS

          10.1 Employment Agreement, dated April 29, 1996, between the Company and William W. Chorske.

          10.2 Stock Option Agreement, dated April 29, 1996, between the Company and William W. Chorske.

          27.1    Financial Data Schedule.

     (B)  REPORTS ON FORM 8-K

          The Company filed a report on Form 8-K during the first quarter of the fiscal year ending December 31, 1996. The Company filed a Form 8-K, dated April 24, 1996, to report the announcement of various changes in its executive officers and directors.

                                      SIGNATURES

          In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.


Dated:    May 15, 1996               LifeRate Systems, Inc.


                                     By:/s/ William W. Chorske
                                        ------------------------
                                         William W. Chorske
                                         President and Chief Executive Officer
                                        (Principal Executive Officer)




                                    By:/s/ Bruce T. Klein
                                       -------------------------
                                        Bruce T. Klein
                                        Chief Financial Officer
                                        (Principal Financial and
                                         Accounting Officer)

                                LIFERATE SYSTEMS, INC.

                          EXHIBIT INDEX TO QUARTERLY REPORT
                                    ON FORM 10-QSB
                    For the Quarterly Period Ended March 31, 1996

Item No.             Item                                       Method of Filing
- - --------             ----                                       ----------------


10.1 Employment Agreement, dated April 29, 1996, between the Company and William W. Chorske . . . Filed herewith.


10.2 Stock Option Agreement, dated April 29, 1996, between the Company and William W. Chorske . . . Filed herewith.


27.1         Financial Data Schedule . . . . . . . . . . . . .  Filed herewith.