Form 10QSB
period 1996-06-30
LIFERATE SYSTEMS INC
filed 1996-08-14
CIK 937251

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, DC 20549

                                     FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    For The Quarterly Period Ended June 30, 1996

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    For the transition period from                   to
                                    ----------------    ---------------------

    Commission File Number:  0-25530


                                LIFERATE SYSTEMS, INC.
          (Exact name of small business issuer as specified in its charter)

                   MINNESOTA                             41-1682994
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
Yes [X]    No [   ]


As of August 1, 1996, the issuer had 3,811,639 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one):  Yes      No  X
                                                                ---     ---

                                LIFERATE SYSTEMS, INC.
                            INDEX TO FINANCIAL STATEMENTS


ITEM 1.  FINANCIAL STATEMENTS                                               PAGE
                                                                            ----
         Condensed Balance Sheets -
           December 31, 1995 and June 30, 1996                                2

         Condensed Statements of Operations -
           Three Months Ended June 30, 1995 and 1996 and
           Six Months Ended June 30, 1995 and 1996
           and Date of Inception to June 30, 1996                             3

         Statements of Cash Flow -
           Six Months Ended June 30, 1995 and 1996
           and Date of Inception to June 30, 1996                             4

         Notes to Condensed Financial Statements                              5

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS                                 6

                                LIFERATE SYSTEMS, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                               CONDENSED BALANCE SHEETS

                                                       DECEMBER 31    JUNE 30
                                                          1995          1996
                                                        --------      --------
                                                         (NOTE)     (UNAUDITED)
ASSETS
Current assets:
    Cash and cash equivalents                        $ 7,750,500     $5,678,800
    Accounts receivable, less allowance
         of $7,500 at December 31, 1995 and
         $4,100 at June 30, 1996                         104,400        199,800
    Prepaid expenses and other current assets             61,000        169,600
                                                       ---------      ---------
Total current assets                                   7,915,900      6,048,200

Furniture and fixtures                                    56,200         61,800
Computer equipment                                       355,800        785,500
Telephone equipment                                         --           48,500
                                                       ---------      ---------
                                                         412,000        895,800
Less accumulated depreciation                             87,300        119,100
                                                       ---------      ---------
                                                         324,700        776,700

Software development costs, net of
    amortization of $0 at December 31, 1995 and
    $50,400 at June 30, 1996                             151,300        100,900
Other assets                                              11,800           --
                                                            --             --
                                                       ---------      ---------
Total Assets                                          $8,403,700     $6,925,800
                                                       ---------      ---------
                                                       ---------      ---------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued liabilities         $ 1,128,300   $    640,900
    Current portion of notes payable-related
         parties                                           6,500           --
    Current portion of notes payable                       9,900         18,500
    Current portion of capitalized lease
         obligations                                      11,500          7,000
                                                       ---------      ---------
Total current liabilities                              1,156,200        666,400

Notes payable                                             12,600           --
Capitalized lease obligation                               1,000           --
Deferred rent                                             28,700         22,700
Deferred revenue                                          60,900        338,500

Shareholders' equity:
    Preferred stock, no par value:
    Authorized shares -- 1,000,000
    Issued and outstanding shares -- none in 1995 and 1996

    Common stock, no par value:
    Authorized shares -- 10,000,000
    Issued and outstanding shares -- 3,474,428
         at December 31, 1995 and 3,811,639 at
         June 30, 1996                                14,384,100     16,293,000
    Deficit accumulated during the development
         stage                                        (7,234,800)   (10,389,800)
                                                      ----------    -----------
                                                       7,149,300      5,903,200
Less stock subscriptions receivable                        5,000          5,000
                                                       ---------      ---------
Total shareholders' equity                             7,144,300      5,898,200
                                                       ---------      ---------
Total liabilities and shareholders' equity           $ 8,403,700    $ 6,925,800
                                                       ---------      ---------
                                                       ---------      ---------

Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date.

                                LIFERATE SYSTEMS, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                          CONDENSED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)


                                                                                              July 18, 1990
                                           Three months                  Six Months             (Date of
                                          Ended June 30,               Ended June 30,         Inception) to
                                       -------------------           -------------------         June 30,
                                       1995           1996           1995           1996           1996
                                       ----           ----           ----           ----           ----

Net revenues                       $  69,400      $ 150,100     $  134,400      $ 259,300      $ 833,900
Cost of revenues                          --         35,900             --         79,800        122,800
                                     -------       --------        -------       --------      ---------
Gross profit                          69,400        114,200        134,400        179,500        711,100

Operating expenses:
  Sales and marketing                880,500        617,800      1,182,500      1,236,700      4,148,500
  Research and development            96,100        560,400        142,600      1,052,300      3,754,000
  General and administrative         219,300        727,500        484,600      1,210,900      3,430,100
                                     -------        -------        -------      ---------      ---------

Loss from operations              (1,126,500)    (1,791,500)    (1,675,300)    (3,320,400)   (10,621,500)
  Interest income                     49,000         77,000         56,300        168,100        265,100
  Interest expenses                       --          1,400             --          2,700         33,400
                                   ---------       --------      ---------      ---------      ---------

Net loss                        $ (1,077,500)   $(1,715,900)  $ (1,619,000)   $(3,155,000)  $(10,389,800)
                                ------------    -----------   ------------    -----------   ------------
                                ------------    -----------   ------------    -----------   ------------

Net loss per share              $      (0.46)   $     (0.45)  $      (0.85)   $     (0.84)  $      (9.08)
                                ------------    -----------   ------------    -----------   ------------
                                ------------    -----------   ------------    -----------   ------------


Weighted average number of
  common shares outstanding        2,318,241      3,804,973      1,900,422      3,762,955      1,144,876
                                ------------    -----------   ------------    -----------   ------------
                                ------------    -----------   ------------    -----------   ------------

                                LIFERATE SYSTEMS, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                               STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)


                                                                                      July 18, 1990
                                                                                        (date of
                                                                                      inception) to
                                                          Six Months Ended June 30,      June 30,
                                                     -------------------------------
                                                           1995            1996            1996
                                                           ----            ----            ----
OPERATING ACTIVITIES
Net Loss                                             $(1,619,000)   $(3,155,000)      $(10,389,800)
Adjustments to reconcile net loss to
  net cash used in operating activities:
  Depreciation and amortization                           14,600         82,200            169,500
  Writedown of software development costs
    to net realizable value                               22,900              0            599,600
  Stock issued for services                               79,500              0            187,500
  Changes in operating assets and liabilities:
    Accounts receivable                                  (85,700)       (95,400)          (199,800)
    Advances to agent                                    108,000              0                  0
    Prepaid and other current assets                     (25,100)      (108,600)          (169,600)
    Other assets                                        (134,700)        11,800                  0
    Accounts payable and other accrued
      liabilities                                        (98,500)      (487,400)           640,900
    Deferred revenue                                      (5,400)       277,600            338,500
    Deferred rent                                        (10,000)        (6,000)            22,700
                                                      ----------     ----------         ----------
Net cash used in operating activities                 (1,753,400)    (3,480,800)        (8,800,500)

Investing activities
Software development costs                              (470,400)             0           (750,900)
Purchase of furniture and equipment                     (210,000)      (483,800)          (895,800)
                                                      ----------     ----------         ----------
Net cash used in investing activities                   (680,400)      (483,800)        (1,646,700)

FINANCING ACTIVITIES
Payments on notes payable and capital lease
  obligations                                            (24,000)       (16,000)          (264,700)
Stock subscription received                              117,200              0             (5,000)
Proceeds from issuance of notes payable                   30,000              0            290,200
Proceeds from issuance of common stock                 4,263,700      1,908,900         16,105,500
                                                      ----------     ----------         ----------
Net cash provided by financing activities              4,386,900      1,892,900         16,126,000
                                                      ----------     ----------         ----------

Increase in cash and cash equivalents                  1,953,100     (2,071,700)         5,678,800
Cash and cash equivalents at beginning
  of period                                              613,200      7,750,500                  -
                                                      ----------     ----------         ----------
Cash and cash equivalents at end of period            $2,566,300     $5,678,800         $5,678,800
                                                      ----------     ----------         ----------
                                                      ----------     ----------         ----------


                                LIFERATE SYSTEMS, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                       NOTES TO CONDENSED FINANCIAL STATEMENTS
                                    JUNE 30, 1996


1.  ORGANIZATION AND DESCRIPTION OF BUSINESS

    LifeRate Systems, Inc. is a development stage enterprise engaged in marketing proprietary clinical systems and related software to health care providers and payors to produce information to measure and quantify the quality and cost of health care.

2.  BASIS OF PRESENTATION

    The financial information presented as of June 30, 1995 and June 30, 1996 has been prepared from the books and records without audit. Financial information as of December 31, 1995 is based on audited financial statements of LifeRate Systems, Inc. but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the Company's accounting policies, refer to the financial statements and related notes included in the Company's Form 10-KSB for the fiscal year ended December 31, 1995, as filed with the Securities and Exchange Commission.

                         MANAGEMENT'S DISCUSSION AND ANALYSIS

INTRODUCTION

    The Company's activities during the second quarter of 1996 consisted of marketing the outpatient module of LifeRate Cardiovascular, developing the cardiac catheterization laboratory ("Cath Lab") and operating room modules of LifeRate Cardiovascular, continuing to build its National Cardiology Database and installing the system at cardiology practice groups. To date, the Company has entered into agreements for the sale and installation of LifeRate Cardiovascular with five cardiovascular practice groups. The initial Cath Lab module was completed in May 1996 for Beta test site installation, and the operating room module is expected to be available for commercial release in August 1996.

    In April 1996, the Company made key management changes and made two new significant appointments. David D. Koentopf was elected Chairman of the Board. Mr. Koentopf, a Twin Cities-based private investor and business consultant, has been a member of the Board of Directors of the Company since 1993. The Board also elected William W. Chorske as President and Chief Executive Officer and a member of the Board. Prior to joining the Company, Mr. Chorske had been employed by Medtronic, Inc. since 1987 in a variety of capacities, including Senior Vice President and Chief Financial Officer from 1987 to 1991 and most recently as President, Medtronic Europe.

RESULTS OF OPERATIONS

    Revenues of $150,100 for the three months ended June 30, 1996, reflect the installation of LifeRate Cardiovascular at three sites. These installations began late in the first quarter of 1996. Installation and non-recurring fees associated with these installations contributed 44.4% of the revenues recognized in the second quarter of 1996. The remaining revenue consisted primarily of development fees and recurring license fees. Revenues in the second quarter of 1995 of $69,400 consisted of $15,000 of recurring license fees associated with the Company's first cardiology outpatient installation with the remainder consisting mainly of one time development fees.

    Revenues of $259,300 for the six months ended June 30, 1996, are $124,900 greater than those generated for the same period in 1995. Current year revenues reflect the increased installation of LifeRate Cardiovascular in 1996 as it has been installed at five practice groups through June 30, 1996, versus only one initial site through June 30, 1995. The Company anticipates that installations and conversion fees, as well as ongoing license fees, will continue to grow as a percentage of sales.

    The cost of revenues recorded for the second quarter of 1996 included
$8,600 of costs incurred for installation of LifeRate Cardiovascular that generated the majority of the second quarter revenues. It also includes $25,200 of amortization of capitalized software costs. Cost of revenues of the six month period ended June 30, 1996 include $50,400 of amortization of capitalized software costs, the $8,600 incurred in the second quarter for LifeRate Cardiovascular installations, and $18,700 of development expense recorded in the first quarter against a development contract which produced the majority of revenue in that period. There were no costs of revenues recorded during the three and six month periods ended June 30, 1995. Future periods will also be affected by royalty payments as the Company is obligated to pay royalties to third parties based on revenues. The Company is currently obligated to pay royalties to one third party equal to 10% of the sales of LifeRate Cardiovascular and to another third party equal to 7.5% of sales of LifeRate's system. The Company is also obligated to pay royalties to a third party equal to 2% of database sales from August 1, 1996 through July 30, 2001.

    Sales and marketing expenses were $617,800 for the three months ended
June 30, 1996, which is a $262,700 (29.8%) decrease from the same period last year. For the six month period ended June 30, 1996, sales and marketing expenses were $1,236,700, compared to $1,182,500 for the prior year, a $54,200 (4.6%)
increase. Sales and marketing expenses increased during the first quarter of 1996 as the Company was developing the organization to support the intensified marketing following the December 1995 commercial release of LifeRate Cardiovascular. During 1995, Clinical Sales & Service, Inc. ("CSSI") provided substantially all of the Company's sales, marketing and clinical support functions. Effective January 1, 1996, the employees of CSSI became employees of the Company. Since that time, the Company has directly employed its sales, marketing and clinical support personnel. The sales and marketing expense has slowed in the second quarter as hiring and training of employees has been completed and other expenses previously recorded as sales and marketing expenses are now billed to the customer.

    Expenses for research and development have increased significantly from 1995 to 1996. Research and development expenses were $560,400 for the second quarter of 1996, a $464,300 increase from the same period last year. For the six month period ended June 30, 1996, research and development expenses were $1,052,000, $909,400 greater than the comparable period of 1995. These increases reflect the intensified development efforts for the Cath Lab and operating room modules of LifeRate Cardiovascular, the addition of a software quality assurance function, as well as a number of one-time costs associated with the recruitment and relocation of key staff members and the costs associated with accommodating the increased staff size. The Company plans to continue to invest the resources needed to develop the product capabilities being demanded by its customer base.

    The Company incurred general and administrative expenses in the second quarter 1996 of $727,500, compared to $219,300 in the prior year, an increase of $508,200. General and administrative expenses for the six months ended June 30, 1996 increased $726,300 over the same period of 1995 to $1,210,900. The increase reflects $181,000 incurred in the second quarter of 1996 to cancel a lease for new office facilities and the added costs needed to support the overall higher level of activity of the Company due to the commercialization of its first product.

LIQUIDITY AND CAPITAL RESOURCES

    At June 30, 1996, the Company's cash and cash equivalents were $5,678,800, a decrease of $2,071,700 from December 31, 1995. In January 1996, the Company closed on a private placement of 295,546 shares of Common Stock at a price of $6.50 per share, which provided net proceeds of $1,683,300 to the Company. During the first two quarters of 1996, the Company used approximately $3,481,000 to fund operations and $483,800 for the purchase of equipment. While the Company does not have significant commitments to purchase additional equipment, it does plan to continue to fund such purchases as required to support product and market development needs. The Company anticipates that the purchase of equipment will be less in the last half of 1996 compared to the level of the first six months.

    The Company believes that cash and cash equivalent balances at June 30, 1996 are sufficient to fund the Company's operations through the end of 1996. Thereafter, the Company may require additional capital to continue operations. There is no assurance that the Company will be able to obtain additional financing or that, if available, terms of any such financing will be satisfactory to the Company.

                             PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On May 28, 1996, the Company held its Annual Meeting of Shareholders (the "Meeting"). At the Meeting, the following individuals were elected to serve one year terms as directors of the Company as indicated: William W. Chorske (3,168,250 votes for, 2,050 votes abstaining), David D. Koentopf (3,168,450 votes for, 1,850 votes abstaining), Stanley R. Cowle (3,164,950 votes for, 5,350 votes abstaining), William D. Knopf, M.D. (3,168,300 votes for, 2,000 votes abstaining), Daniel A. Pelak (3,168,450 votes for, 1,850 votes abstaining), Kevin L. Roberg (3,168,450 votes for, 1,850 votes abstaining), Carl J. Schramm (3,165,450 votes for, 4,850 votes abstaining), Donald C. Wegmiller (3,165,450 votes for, 4,850 votes abstaining). In addition, the following matters were submitted to the shareholders for their vote and approved as indicated: (i) a proposal to approve the Company's Employee Stock Purchase Plan (2,490,023 votes for, 41,850 against, and 74,477 votes abstaining); (ii) a proposal to amend the Company's 1993 Stock Option Plan to increase the number of shares of Common Stock available for issuance thereunder to 750,000 shares (1,937,187 votes for, 593,236 against, and 11,477 votes abstaining); and (iii) a proposal to ratify the selection of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending December 31, 1996 (3,161,577 votes for, 4,300 against, and 4,423 votes abstaining).

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) EXHIBITS.

    Item No.       Item                                        Method of Filing
    --------       ----                                        ----------------
    27.1           Financial Data Schedule                     Filed herewith.

(b) REPORTS ON FORM 8-K.

    None.

                                      SIGNATURES

    In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.


Dated:   August 14, 1996               LifeRate Systems, Inc.


                                       By:/s/ William W. Chorske
                                          -------------------------------------
                                          William W. Chorske
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)



                                       By:/s/ Bruce T. Klein
                                          -------------------------------------
                                          Bruce T. Klein
                                          Chief Financial Officer
                                          (Principal Financial and
                                          Accounting Officer)

                                LIFERATE SYSTEMS, INC.

                              EXHIBIT INDEX TO QUARTERLY
                                REPORT ON FORM 10-QSB
                     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996


    Item No.       Item                                        Method of Filing
    --------       ----                                        ----------------

    27.1           Financial Data Schedule......................Filed herewith.