Form 10QSB
period 1996-09-30
LIFERATE SYSTEMS INC
filed 1996-11-14
CIK 937251

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                                  FORM 10-QSB

(Mark One)

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For The Quarterly Period Ended September 30, 1996

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _________________ to _________________

Commission File Number:  0-25530

                            LIFERATE SYSTEMS, INC.
            (Exact name of Registrant as specified in its charter)

        MINNESOTA                                      41-1682994
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

                             7210 METRO BOULEVARD
                            EDINA, MINNESOTA 55439
         (Address of principal executive offices, including zip code.)

                                (612) 844-0599
                        (Registrant's telephone number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

As of November 1, 1996, there were 3,811,639 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one):  Yes ____   No __X__

                            LIFERATE SYSTEMS, INC.
                         INDEX TO FINANCIAL STATEMENTS
                         -----------------------------

                                                                       PAGE
                                                                       ----
ITEM 1.   FINANCIAL STATEMENTS

          Condensed Balance Sheets -
            December 31, 1995 and September 30, 1996                     3

          Condensed Statements of Operations -
            Three Months Ended September 30, 1995 and 1996 and
            Nine Months Ended September 30, 1995 and 1996
            and Date of Inception to September 30, 1996                  4

          Statements of Cash Flow -
            Nine Months Ended September 30, 1995 and 1996
            and Date of Inception to September 30, 1996                  5

          Notes to Condensed Financial Statements                        6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS                           7

                            LIFERATE SYSTEMS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                           CONDENSED BALANCE SHEETS

                                                          DECEMBER 31,     SEPTEMBER 30,
                                                              1995             1996
                                                          ------------     -------------
ASSETS                                                       (NOTE)         (UNAUDITED)
Current assets:
   Cash and cash equivalents                              $  7,750,500      $  4,114,300

   Accounts receivable, less allowance of $7,500
    at December 31, 1995 and $4,100 at September 30,
    1996                                                       104,400           177,000
   Prepaid expenses and other current assets                    61,000           114,100
                                                          ------------     -------------
Total current assets                                         7,915,900         4,405,400


Furniture and fixtures                                          56,200            72,600
Computer equipment                                             355,800           814,800
Telephone equipment                                                -              48,500
                                                          ------------     -------------
                                                               412,000           935,900
Less accumulated depreciation                                   87,300           137,400
                                                          ------------     -------------
                                                               324,700           798,500

Software development costs, net of amortization                151,300            75,700
  of $0 at December 31, 1996 and $75,600 at
  September 30, 1996
Other assets                                                    11,800               -
                                                          ------------     -------------
Total Assets                                              $  8,403,700      $  5,279,600
                                                          ------------     -------------
                                                          ------------     -------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued liabilities               $  1,128,300      $    839,800
   Current portion of notes payable-related parties              6,500               -
   Current portion of notes payable                              9,900            15,200
   Current portion of capitalized lease obligations             11,500             4,100
                                                          ------------     -------------
Total current liabilities                                    1,156,200           859,100

Notes payable                                                   12,600               -
Capitalized lease obligation                                     1,000               -
Deferred rent                                                   28,700            19,800
Deferred revenue                                                60,900           319,000
Shareholders' equity:
   Preferred stock, no par value:
    Authorized shares - 1,000,000
    Issued and outstanding shares - none in 1995
     and 1996
   Common stock, no par value:
    Authorized shares - 10,000,000
    Issued and outstanding shares - 3,474,428 at
    December 31, 1995 and 3,811,639 at September 30,
    1996                                                    14,384,100        16,293,000
   Deficit accumulated during the development stage         (7,234,800)      (12,211,300)
                                                          ------------     -------------
                                                             7,149,300         4,081,700
Less stock subscriptions receivable                              5,000               -
                                                          ------------     -------------
Total shareholders' equity                                   7,144,300         4,081,700
                                                          ------------     -------------
Total liabilities and shareholders' equity                $  8,403,700      $  5,279,600
                                                          ------------     -------------
                                                          ------------     -------------

Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date.

                            LIFERATE SYSTEMS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                                            July 18, 1990
                                                                                              (Date of
                                                                                            Inception) to
                                        Three Months                  Nine Months           September 30,
                                      Ended September 30,         Ended September 30,           1996
                                  ------------------------     ------------------------     -------------
                                      1995        1996             1995        1996
                                  ------------------------     ------------------------
Net revenues                      $    19,500  $    49,200     $   153,900  $   308,500     $    883,100
Cost of revenues                        8,300       24,800           8,300      104,600          147,600
                                  -----------------------------------------------------------------------
Gross profit                           11,200       24,400         145,600      203,900          735,500


Operating expenses:
   Sales and marketing              1,007,700      638,700       2,190,200    1,875,400        4,787,200
   Research and development           199,500      564,900         342,100    1,617,200        4,529,000
   General and administrative         192,000      700,200         676,600    1,911,100        1,954,100
                                  -----------------------------------------------------------------------
Loss from operations               (1,388,000)  (1,879,400)     (3,063,300)  (5,199,800)     (10,239,600)
Interest income                        27,600       60,200          83,900      228,300        3,140,100
Interest expense                          -          2,300             -          5,000           48,000
                                  -----------------------------------------------------------------------

Net loss                          $(1,360,400) $(1,821,500)    $(2,979,400) $(4,976,500)    $ (7,147,500)
                                  -----------------------------------------------------------------------
                                  -----------------------------------------------------------------------

Net loss per share                $     (0.59) $     (0.48)    $     (1.45) $     (1.27)    $      (5.48)
                                  -----------------------------------------------------------------------
                                  -----------------------------------------------------------------------

Weighted average number of
common shares outstanding           2,318,241    3,811,639       2,058,746    3,931,561        1,305,377
                                  -----------------------------------------------------------------------
                                  -----------------------------------------------------------------------

                            LIFERATE SYSTEMS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                           STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                                                    JULY 18, 1990
                                                                                                                      (DATE OF
                                                                                 NINE MONTHS ENDED SEPTEMBER 30,    INCEPTION) TO
                                                                                 -------------------------------    SEPTEMBER 30,
                                                                                      1995            1996              1996
                                                                                  ------------    ------------      -------------
OPERATING ACTIVITIES
Net Loss                                                                          $(2,979,400)    $(4,976,500)      $(12,211,300)
Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                      28,700         125,700            213,000
    Writedown of software development costs to net realizable value                   185,700               0            599,600
    Stock issued for services                                                          79,500               0            187,500
    Changes in operating assets and liabilities:
      Accounts receivable                                                             (59,500)        (72,600)          (177,000)
      Advances to agent                                                               108,000               0                  0
      Prepaid and other current assets                                                (26,400)        (53,100)          (114,100)
      Other assets                                                                     (9,500)         11,800                  0
      Accounts payable and other accrued liabilities                                 (200,700)       (288,500)           839,800
      Deferred revenue                                                                 (6,100)        258,100            319,000
      Deferred rent                                                                   (13,100)         (8,900)            19,800
                                                                                  ------------    ------------      -------------
Net cash used in operating activities                                              (2,892,800)     (5,004,000)       (10,323,700)

INVESTING ACTIVITIES
Software development costs                                                           (653,800)              0           (750,900)
Purchase of furniture and equipment                                                  (309,300)       (523,900)          (935,900)
                                                                                  ------------    ------------      -------------
Net cash used in investing activities                                                (963,100)       (523,900)        (1,686,800)

FINANCING ACTIVITIES
Payments on notes payable and capital lease obligations                               (38,800)        (22,200)          (270,900)
Stock subscription received                                                           128,000           5,000                  0
Proceeds from issuance of notes payable                                                30,000               0            290,200
Proceeds from issuance of common stock                                              4,294,600       1,908,900         16,105,500
                                                                                  ------------    ------------      -------------
Net cash provided by financing activities                                           4,413,800       1,891,700         16,124,800
                                                                                  ------------    ------------      -------------

Increase in cash and cash equivalents                                                 557,900      (3,636,200)         4,114,300
Cash and cash equivalents at beginning of period                                      613,200       7,750,500                -
                                                                                  ------------    ------------      -------------
Cash and cash equivalents at end of period                                        $ 1,171,100     $ 4,114,300       $  4,114,300
                                                                                  ------------    ------------      -------------
                                                                                  ------------    ------------      -------------

LifeRate Systems, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
September 30, 1996



1.  Organization and Description of Business

    LifeRate Systems, Inc. is a development stage enterprise engaged in marketing proprietary clinical systems and related software to health care providers and payors to produce information to measure and quantify the quality and cost of health care.

2.  Basis of Presentation

    The financial information presented as of September 30, 1995 and 1996 has been prepared from the books and records without audit. Financial information as of December 31, 1995 is based on audited financial statements of LifeRate Systems, Inc. but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the Company's accounting policies, refer to the financial statements and attached notes included in the Company's Form 10-KSB for the fiscal year ended December 31, 1995 as filed with the Securities and Exchange Commission.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS


RESULTS OF OPERATIONS


The Company's activities during the third quarter of 1996 consisted of marketing the outpatient module of LifeRate Cardiovascular, developing the cardiac catheterization laboratory (Cath Lab) and operating room modules of LifeRate Cardiovascular, as well as upgrading the overall performance of LifeRate Cardiovascular. The Company continued its efforts to expand the National Cardiology Database and install the system at cardiology practice groups. The Company also continued development of its asthma and allergy system in conjunction with an arrangement with National Asthma and Allergy Systems (NAAS). To date, the Company has entered into agreements for the sale and installation of LifeRate Cardiovascular with five cardiovascular practice groups.

The Company generated revenues of $49,200 for the three months ended September 30, 1996. Recurring license fees contributed $25,500 or 51.7% of these revenues with the remainder consisting of development and other non-recurring fees. This compares to $19,500 of revenues generated in the three months ended September 30, 1995, of which $15,000 were recurring fees associated with the Company's first cardiology outpatient installation. Revenues were $308,500 for the nine months ended September 30, 1996, an increase of $154,600 from the same period in 1995. Current year revenues reflect the increased installation of LifeRate Cardiovascular in 1996. This system has been installed at five practice groups through September 30, 1996 compared to only one initial site through September 30, 1995. The Company anticipates that installations and conversion fees, as well as ongoing license fees, will continue to grow as a percentage of sales.

The cost of revenues recorded for the third quarter of 1996 reflect the amortization of capitalized software costs. Cost of revenues for the nine month period include $75,600 of amortization of capitalized software costs, $8,600 incurred in the second quarter for LifeRate Cardiovascular installations, and $18,700 of development expense recorded in the first quarter against a development contract which produced the majority of revenue in that period. Cost of revenues for the three and nine months ended September 30, 1995 include only $8,300 of amortization of capitalized software costs. In the first three quarters of 1995, costs incurred to support installation and licensing revenues were included in sales and marketing expense. Beginning in 1996, these expenses were recorded as cost of revenues. Future periods will also be affected by royalty payments that the Company is obligated to pay to third parties based on revenues. The Company is currently obligated to pay royalties to one third party equal to 10% of the sales of LifeRate Cardiovascular and to another third party equal to 7.5% of sales of LifeRate's system. The Company is also obligated to pay royalties to a third party equal to 2% of database sales from August 1, 1996 through July 30, 2001.

Sales and marketing expenses were $638,700 for the three months ended September 30, 1996, a $369,000 (36.6%) decrease from the same period last year. For the nine month period ended September 30, 1996, sales and marketing expenses were $1,875,400, a $314,800 (14.4%) decrease. A portion of the decrease reflects that during the first three quarters of 1995, costs to support installation and licensing revenues were included in sales and marketing expense. Some of these expenses are now included in cost of revenues. During 1995, Clinical Sales & Service, Inc. (CSSI) provided substantially all of the Company's sales, marketing and clinical support functions. Effective January 1, 1996, the employees of CSSI became employees of the Company. Since that time, the Company has directly employed its sales, marketing and clinical support personnel. Sales and marketing expenses increased during the first quarter of 1996 as the Company was developing the organization to support the intensified sales pace caused by the December
1995 commercial release of LifeRate Cardiovascular. During the second and third quarters of 1996, the growth of sales and marketing expense slowed from the prior year (after adjusting for the reclassifications described above and certain reclassifications of salary) as the hiring and training of employees has been completed and other of the expenses are now billed to the customer.

Management Discussion and Analysis

Expenses for research and development have increased significantly from 1995 to 1996. Research and development expenses were $564,900 for the third quarter of 1996, a $365,400 increase from the same period last year. For the nine month period ended September 30, 1996, research and development expenses were $1,617,200, $1,275,100 greater than the comparable period of 1995. These increases reflect the intensified development efforts for the cath lab and operating room modules of LifeRate Cardiovascular, the addition of a software quality assurance function, as well as a number of one-time costs associated with the recruitment and relocation of key staff members and the costs associated with accommodating the increased staff size. The Company plans to continue to invest the resources needed to develop the product capabilities being demanded by its customer base.

The Company's general and administrative expense increased in 1996 from 1995 to support the overall higher activity level of the Company that accompanied the commercialization of its first product. General and administrative expenses in the third quarter of 1996 were $700,200 compared to $192,000 in the prior year, an increase of $508,200. This increase includes $190,000 to settle a lawsuit brought by a former officer of the Company. General and administrative expenses for the nine months ended September 30, 1996 increased $1,234,500 over the comparable period of 1995 to $1,911,100. This increase reflects $181,000 incurred in the second quarter of 1996 to cancel a lease for new office facilities, the $190,000 lawsuit settlement in the third quarter of 1996, plus the higher costs incurred to support the Company's activities, including a $497,000 increase in payroll and related payroll expenses. The Company has also incurred $179,000 in additional legal fees in the nine months ended September 30, 1996 compared to the prior year. These legal expenses were incurred primarily in connection with the management change completed earlier this year and the above referenced lease cancellation and lawsuit settlement.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1996, the Company's cash and cash equivalents were $4,114,300, a decrease of $ 3,363,200 from December 31, 1995. In January 1996, the Company closed on a private placement of 295,546 shares of Common Stock at a price of $6.50 per share, which provided net proceeds of $1,683,300 to the Company. During the first three quarters of 1996, the Company used approximately $5,004,000 to fund operations and $523,900 for the purchase of equipment. The Company anticipates that additional furniture and equipment will be needed to complete its office expansion that began at the end of the third quarter. It has secured an operating lease line of $180,000, to fund this need. The company has no other significant commitments to purchase additional equipment but does plan to fund such purchases as required to support product and market development needs.

The Company believes that cash and cash equivalent balances at September 30, 1996 are sufficient to fund the Company's operations through the first quarter of 1997. Thereafter, the Company will likely require additional capital to continue operations. There is no assurance that the Company will be able to obtain additional financing or that, if available, that terms of any such financing will be satisfactory to the Company.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On September 25, 1996, the Company entered into a Settlement Agreement with Donna J. Edmonds, a former officer and director of the Company, settling the previously disclosed lawsuit filed by Edmonds against the Company. Under the agreement, all parties to the action dismissed their claims with prejudice.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

  Item No.     Item                                           Method of Filing

  10.1         Agreement, dated September 1, 1996, between    Filed herewith
               Company and William Knopf, M.D.

  10.2(a)      Consulting and Advisory Agreement, dated       Filed herewith
               September 1, 1996, between the Company and
               William Knopf, M.D.

  10.2(b)      Non-Statutory Stock Option Agreement,          Filed herewith
               dated September 1, 1996, between the
               Company and William Knopf, M.D.

  27.1         Financial Data Schedule                        Filed herewith

(b)  Reports of Form 8-K

     None

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.

Dated:  November 8, 1996

                                   LifeRate Systems, Inc.

                                   By:____________________
                                   William W. Chorske
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)


                                   By:____________________
                                   Bruce T. Klein
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX

  Exhibit No.                                                 Method of Filing

  10.1         Agreement, dated September 1, 1996, between    Filed herewith
               Company and William Knopf, M.D.

  10.2(a)      Consulting and Advisory Agreement, dated       Filed herewith
               September 1, 1996, between the Company and
               William Knopf, M.D.

  10.2(b)      Non-Statutory Stock Option Agreement,          Filed herewith
               dated September 1, 1996, between the
               Company and William Knopf, M.D.

  27.1         Financial Data Schedule                        Filed herewith