Form 10KSB40
period 1996-12-31
LIFERATE SYSTEMS INC
filed 1997-04-14
CIK 937251

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                         ------------------------------

                                   FORM 10-KSB

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                 OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       or

[ ]      Transition Report Under Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                           COMMISSION FILE NO. 0-25530

                         ------------------------------

                             LIFERATE SYSTEMS, INC.
        (Exact name of small business issuer as specified in its charter)

        MINNESOTA                                         41-1682994
(State of Incorporation)                       (IRS Employer Identification No.)

         7210 METRO BOULEVARD
        MINNEAPOLIS, MINNESOTA                                55439
(Address of principal executive offices)                    (Zip Code)

       Registrant's telephone number, including area code: (612) 844-0599

                         ------------------------------

        Securities registered pursuant to Section 12(b) of the Act: None
           Securities registered pursuant to Section 12(g) of the Act:
                           COMMON STOCK, NO PAR VALUE

                         ------------------------------

       Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES __X__ NO _____


       Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

       The Registrant's revenues for the fiscal year ended December 31, 1996 were $ 615,700.

       As of March 1, 1997, 3,819,708 shares of Common Stock of the Registrant were outstanding, and the aggregate market value of the Common Stock of the Registrant as of that date (based upon the average between the closing bid and asked prices for the Common Stock on that date), excluding shares owned beneficially by executive officers, directors and greater-than-5% shareholders, was approximately $6,702,045.

                       DOCUMENTS INCORPORATED BY REFERENCE

       Part III of this Annual Report on Form 10-KSB incorporates by reference information (to the extent specific sections are referred to herein) from the Registrant's Proxy Statement for its Annual Meeting to be held May 22, 1997 (the "1997 Proxy Statement").

Transitional Small Business Disclosure Format (check one): YES ____  NO __X__

===============================================================================


                                     PART I


ITEM 1.    DESCRIPTION OF BUSINESS.

INTRODUCTION

         Today's healthcare environment requires that physicians and provider organizations document and report clinical outcomes to prove to payors and buyers of healthcare that they are delivering the highest quality care at the most cost-effective price. LifeRate Systems, Inc. (the "Company" or "LifeRate") has developed and is marketing a proprietary software system that stores, retrieves, integrates and analyzes data necessary to prove the quality and value of the care that healthcare providers deliver. The Company's system also allows providers to operate more efficiently, to better manage and control internal processes and to improve healthcare delivery in the face of widespread changes in the healthcare environment. The Company believes that the need for such systems will grow as providers and payors seek to compete effectively in this rapidly changing market.

         The Company first installed its core software system at a customer site for beta testing in April 1995. Following testing, the Company made a number of improvements and enhancements to its core system and developed the Cardiovascular Outpatient module. LifeRate released demonstration versions of the core system, along with the Cardiovascular Outpatient module, in August 1995 and commercial versions in December 1995. The Company accepted its first orders in the third quarter and began installation in the fourth quarter of 1995.

         During 1996 the Company continued its development activities focusing on releasing two Cardiovascular Outpatient product enhancements designed to add functionality to the core system to increase the operational benefits to users of the system. In addition, the Company began modification to its core software system to develop an Asthma and Allergy Outpatient module. Development also continued on the Cath Lab module of the Cardiovascular system, which is now scheduled for release in 1997.

         Also during 1996 the Company began to invest in the structure required to support the commercial activities of the Company. Executive management changed in the spring of 1996 to help the Company in this phase of its development. During the course of the year, important investments were made in technical support, customer service and field sales as the Company internalized these functions. Prior to 1996, the Company contracted with an outside firm to provide substantially all of these functions. In addition, marketing and software quality assurance functions were established.

         In 1996, considerable effort was devoted to the commercial development of the Company's products with emphasis on sales. To date, the Company has entered into agreements for the sale and installation of its Cardiovascular Outpatient system with seven cardiovascular practice groups and the sale and installation of its Asthma and Allergy Outpatient system with three asthma and allergy practice groups.

         As disclosed in Note 9 to the financial statements, included in this report, in prior years the Company had entered into agreements with a physician group, The Atlanta Cardiology Group, P.C. ("ACG") and an advisor, Anthony Furnary, M.D., both of which had assisted the Company in developing its products. The agreements called for the Company to pay the respective parties royalties and other amounts based upon future product sales. Throughout 1996, the Company was negotiating with the respective parties to allow for the Company to better position itself for future growth.

         In March 1997, the Company and ACG canceled the agreement in place between the parties and entered into a new agreement that called for the Company to issue ACG a $2,250,000 convertible subordinated note bearing interest at 10% per year. The note matures on April 1, 2002. The note replaces all future royalty payments and other amounts due under the previous agreement for services provided by ACG. Under the new agreement, the Company will pay to ACG 50% of the interest accrued each year with the remainder due on the note's maturity date. Under the terms of the convertible subordinated note, ACG may convert up to $2,000,000 into shares of the Company's common stock at a conversion rate of $3.60 per share. In addition, ACG is entitled to have a designated individual attend all of the Company's Board of Director meetings.

         Also in March 1997, the Company and Dr. Furnary modified the existing agreement between the parties. Under the terms of the modified agreement, beginning in 1999 (or sooner if the Company reaches $20,000,000 of cumulative revenues) the Company will pay royalties in the amount of 3% on all gross revenues (as defined in the agreement) up to $100,000,000, and thereafter, 3.6% on all gross revenues. The existing royalty rate of 7.5% of gross revenues remained in place through March 31, 1997. In addition, among other things, under the modification the Company agreed (i) to make certain milestone payments totaling $450,000 when the Company reaches certain revenue levels; (ii) to issue options to Dr. Furnary, for services previously rendered, to purchase 550,000 shares of the Company's common stock at an exercise price of $2.625; (iii) to enter into a 5-year consulting agreement with Dr. Furnary, including the payment of fees of $100,000 per year, and (iv) to appoint Dr. Furnary to the Company's Board of Directors within 90 days.

         The Company was incorporated in Minnesota on July 18, 1990. The Company's offices are located at 7210 Metro Boulevard, Minneapolis, Minnesota 55439; its telephone number is (612) 844-0599.

BACKGROUND

         Propelled by the rapid transition to managed care, the Health Care Information Systems ("HCIS") market is already well in excess of $5 billion and is expected to be one of the fastest growing sectors of the healthcare market by the year 2000. This market sector is fragmented with many computer-based systems performing a range of different functions; for example, billing, scheduling or patient satisfaction assessment.

         In an effort to control healthcare spending, a shift in the marketplace has occurred away from the traditional cost plus system driven by the provider (rewarding more rather than less care) to a managed care environment driven by the payor (rewarding controlled use of healthcare resources and moving towards capitation (a fixed amount paid per person). Healthcare decision-making is shifting from the provider (physician) to the payor and/or intermediaries representing the payor (insurer, managed care company, third party administrator). With the emphasis on controlling costs, both healthcare purchasers and providers are consolidating, and the need for improved computer-based communications and information systems is becoming more urgent. Initially, computer-based systems focused on transactional and administrative applications (billing, accounting, scheduling and purchasing). Now, due to the increase in managed care and capitated contracts, the focus of healthcare has shifted to total disease management controlled from the outpatient setting. This has caused an overall shift in the emphasis of computer-based systems from administrative to clinical, and from hospital to outpatient.

         Specialty physicians are being required by payors to provide care that achieves the best possible clinical outcome at the lowest appropriate costs. To do so, physician groups need to be able to define and prove the lowest price and document cost-effective outcomes. The new requirements have increased the need for structured clinical information systems capable of integrating and managing complex clinical and financial data collected across the continuum of care. To accomplish this, the Company believes that healthcare providers need a clinical information system that links three measures:

          *    patient reported data (functional status, patient satisfaction)
          * detailed clinical data (patient history and procedures, laboratory test and pharmacy data)
          *    financial data (including charges and costs)

         The Company believes that doctors and hospitals need patient centered information, captured throughout the entire continuum of care, to convincingly demonstrate that their healthcare services deliver positive medical outcomes in a cost effective manner. Thus came the concept for unique computer-based tools that would integrate medical data and be capable of producing meaningful, applicable and, most importantly, useful information to providers of care.

LIFERATE CLINICAL INFORMATION SYSTEM

         LifeRate's Clinical Information System is a patient centered, point-of-care data collection and analysis tool that follows a patient throughout the complete continuum of care. The system's data collection tools populate a vast relational data repository that can be queried to analyze the quality and effectiveness of patient care including: morbidity and mortality, repeat procedures, functional status, utilization data, and more, with an extensive interface capability, making it truly unique in the healthcare information management marketplace.

         LifeRate has created a versatile computer based patient record (CPR) and outcomes management tool that assists clinical professionals and healthcare administrators with a real time point-of-care information system which allows providers to collect, store, retrieve, and analyze patient centered clinical and financial information. LifeRate's CPR is built on a powerful relational database that provides a unique longitudinal view of each patient through the patient's continuum of care. A key related capability is the ability to integrate and interface data, regardless of the source of that data. LifeRate's outcomes tools aid healthcare providers in accurately measuring the cost-effectiveness and quality of the care that they deliver, in demonstrating their value to payor organizations, and in providing an edge in an ever-growing competitive market.

         The LifeRate Clinical Information System currently has three unique applications: Cardiovascular Outpatient; Reports & Guidelines; and Asthma & Allergy Outpatient. Two additional applications, Cath Lab and Noninvasive Cardiac Tests, are scheduled for release in 1997.

The following table depicts how the Company believes that the information provided by its system can be made to work for healthcare providers:


--------------------------------------- -------------------------------------- ----------------------------------
               REVENUE                                PROVIDERS                             OPERATIONS
               -------                                ---------                             ----------

      GAIN COMPETITIVE EDGE WHEN         INCREASE PATIENT VOLUMES TO OFFSET       MAXIMIZE PROFITS FOR CAPITATED
        NEGOTIATING CONTRACTS                  DECLINING REIMBURSEMENT                       PATIENTS
      OBTAIN REFERRING PHYSICIAN             PROVIDE BETTER PATIENT CARE          REDUCE OPERATIONAL FTES (FULL
              BUSINESS                                                                   TIME EQUIVALENTS)
 *   Provide quality and cost data       *   Reduced dictation and              *   Clinically relevant data for
     to contracting entities                 transcription                          comprehensive and comparable
 *   Timely referring physician note     *   Fast time on-site and remote           outcome reporting
 *   Powerful decision support tools         access to patient information      *   Reduce medical record and
     that are capable of processing      *   Monitor patient status                 transcription FTEs
     practice guidelines, clinical       *   Freedom from the paper chart       *   Interfacing capabilities to
     trial protocols, outcomes, and                                                 external systems
     strategic operational and                                                  *   Complete and accurate
     quality improvement reports                                                    documentation
 *   Increased accuracy of                                                      *   Reduce duplicate data entry
     information

--------------------------------------- -------------------------------------- ----------------------------------


Product features which support the above benefits include:
*    Point-of-care data entry
*    Codified data elements
*    ICD9 and CPT4 coding
*    Customizable Visit Note
*    Flexible guidelines engine
*    Total disease state management
*    Interfacing capabilities to external systems
*    Quality and cost data for contracting entities

     LifeRate's technical architecture is industry standard and state of the art. LifeRate's technology plan is also compatible with Microsoft's products for healthcare including:
*    Relational database: Microsoft SQL Server
*    Robust operating system: Microsoft Windows NT
*    Windows environment
*    Data integration capabilities
* Intuitive graphical user interface written in PowerBuilder, the market leader for client/server tools
* Comprehensive set of data elements exceeding 5,000 data points. The data points are also compatible with certain national registries including ACC, MCR/MAR and SCAI.


SALES AND MARKETING STRATEGY

MARKETING FOCUS

         LifeRate's initial marketing strategy is to target the specialty physician practice which treats patients with high cost chronic diseases that have increasingly become the focus of cost containment. These specialty physician groups direct medical practice patterns, drive hospital referrals and account for the majority of healthcare claims dollars. To date, physicians in the clinical outpatient environment have had little access to the kind of sophisticated clinical information systems being developed for the hospital market. The Company believes that an effective computer based system that can determine clinical outcomes based on monitoring and quantifying both the cost and quality of care is becoming critical in competing for managed care contracts. More and more, managed care payors are demanding objective data to evaluate provider performance with respect to both the quality and cost of care.

         The Company's initial product focus is on providing a specialty oriented clinical software system for cardiology and pulmonology. These medical specialties accounted for more than half of the $1 trillion spent on healthcare in 1995.

         LifeRate's decision to concentrate on the specialty physician practice was driven by several factors:

          * The focus of cost containment on the effective management of high cost chronic diseases, for which treatment patterns are directed primarily in the outpatient environment. A study published in the "Journal of The American Medical Association" in November 1996 estimates that non-institutionalized Americans with chronic conditions account for three-quarters of U.S. health expenditures. The study estimated total costs for these chronic conditions were $659 billion in 1990.

          * Increasing competition for managed care contracts, which is forcing physicians to recognize the need to quantify outcomes (both quality and cost) not just to win a contract, but to be able to assess its economic consequences.

          * The lack of real-time clinical data in the practice management environment and the growing need for access to clinical data repositories for routine and ad hoc analysis of treatment patterns. Although some products on the market purport to offer clinical data analyses, often the analysis is derived from claims data that has previously been stripped of its clinical integrity.

          * The increasing need to share real-time clinical and financial data across networks as physicians consolidate into larger group practices, forging alliances with management services organizations (MSOs) and playing an increasingly important role in the formation and management of integrated delivery networks (IDN's).

STRATEGIC ALLIANCES

         MEDTRONIC, INC. In December 1995, the Company entered into an Investment Agreement, Licensing and Development Agreement, and a Shareholder Voting Agreement with Medtronic, Inc. Pursuant to the Investment Agreement, the Company privately sold to Medtronic 600,000 shares of its common stock for $4.8 million. Pursuant to the License and Development Agreement, the Company granted to Medtronic a 30 year worldwide, fully paid, royalty free license granting Medtronic certain rights relating to the sale and use of the Company's system in the cardiovascular and neurological fields. In addition, the Company agreed to install the system at certain clinical sites specified by Medtronic on a preferred pricing basis, and to install the system at one site specified by Medtronic, at no cost. The LifeRate system can be used to assist Medtronic in its internal clinical outcomes measurement efforts, and to augment value-added programs and services that Medtronic provides to its customers. The LifeRate System can also be used by Medtronic to assist in its clinical/economic value analysis of products and therapies as well as assisting in automating its internal clinical research processes.

         PFIZER, INC. In January 1996, Pfizer, Inc. entered into a three year agreement with LifeRate for a pilot program to begin using LifeRate's Cardiovascular System at five cardiology practices in the U.S. Under the agreement, LifeRate received $125,000 initially. The Company received an additional $125,000 when the five sites were selected. To date, all five sites have been identified and two sites are installed and producing data. Pfizer's interest in the LifeRate system is to test its effectiveness and utilization in Pfizer's efforts to explore ways to capture clinical and financial data. Internally, Pfizer could use the data to bring new products to market more swiftly through more efficient clinical trials, as well as helping Pfizer to assess product utilization. Externally, Pfizer will be assessing the usefulness of the LifeRate system in improving access to customers who make decisions on the utilization of Pfizer products.

         NATIONAL ASTHMA AND ALLERGY SYSTEM (NAAS) The National Allergy and Asthma System (NAAS) is a partnership of leading asthma and allergy group practices including the National Jewish Respiratory Center in Denver and several other sites across the country. The business objectives of NAAS are to provide disease management services and MSO services which include an information system to members and customers. In February 1996, NAAS entered into an agreement with LifeRate to partner in the development of an asthma and allergy specific clinical information system. Development of the initial system was successfully completed in October of 1996 and installed for beta testing at three sites in the last quarter of 1996. The initial phase of the agreement calls for an additional five sites to be installed in 1997. NAAS has paid LifeRate $250,000 and is obligated to pay LifeRate an additional $250,000 as the initial eight sites are installed. Each site will commit to a three year technical support agreement that will generate ongoing revenue to LifeRate and NAAS. NAAS provides access to LifeRate to a membership which includes 37 asthma and allergy practices across the U.S. The NAAS relationship also provides LifeRate with an opportunity to expand the application of its core system to another specialty, in this case asthma and allergy.

         NATIONAL JEWISH MEDICAL AND RESEARCH CENTER In January 1997, National Jewish Medical and Research Center entered into an agreement with LifeRate to develop a computerized patient record to expand their disease management programs in respiratory medicine and immunology. The system being developed will allow National Jewish to evaluate and scrutinize the data needs for a variety of unique patient and physician situations within National Jewish. LifeRate will also integrate the data from other existing systems at National Jewish into a Master Patient Index. The collaboration between National Jewish and LifeRate is expected to result in a system that will more efficiently manage National Jewish's patient and physician data throughout the world, including the medical specialties of Pulmonology, Immunology, Rheumatology, Infectious Disease and Allergy and Asthma. LifeRate views this agreement as a significant step in the adaptation of its core technology into these other medical specialties.

CUSTOMER CONTRACTS

         In the fourth quarter of 1995, the Company began marketing commercial versions of the Outpatient module of the LifeRate Cardiovascular System. These marketing efforts have continued throughout 1996. In addition to Atlanta Cardiology Group, the beta site, the Company to date has entered into agreements with six additional cardiovascular practices for the sale and installation of its Cardiovascular Clinical Information System. The agreements are with the following cardiovascular practice groups:

          * South Carolina Heart Center (formerly Cardiovascular Associates, P.A.) of Columbia, South Carolina, a practice providing full cardiology services at 13 locations and the four hospitals in Columbia, South Carolina.

          * Buffalo Cardiology and Pulmonary, a 24 member practice providing full services in cardiology and pulmonology in Western New York for over 20 years.

          * Central Cardiovascular Clinic, a four physician practice serving four hospitals in San Antonio, Texas.

          * Cardiovascular Consultants, P.A., and eight physician practice with two locations in Tacoma Park, Maryland.

          * Southeastern Cardiology Consultants, P.C. of Montgomery, Alabama, a cardiology group with eight locations serving 10 hospitals in central Alabama.

          * Savannah Cardiology (Savannah Heart and Lung), a full-service cardiac and pulmonary practice providing cardiac and pulmonary rehabilitation services at several hospitals in Georgia.

         Since introducing the Asthma and Allergy product in October of 1996, the Company has entered into three contractual agreements for the implementation of the Asthma and Allergy Outpatient module with:

          * Asthma Alliance, P.A., Houston, Texas, a multi-site/multi-physician practice specializing in the treatment of pediatric and adult asthma and allergy patients in the Houston area.

          * Allergy & Asthma Medical Group and Research Center of San Diego, California, a multi-physician practice managing pediatric and adult patients with asthma and allergic diseases, and conducting clinical trials for major drug companies.

          * Aaronson Asthma & Allergy Associates, Ltd., a Chicago, IL group serving adult and pediatric allergy and asthma patients.

COMPETITION

         From an information need perspective, physician practices can be divided into two sectors: practices with a primary care focus looking for practice management systems (e.g., billing and scheduling); and specialty practices looking for clinically-oriented software to demonstrate practice quality and cost effectiveness. The HCIS market initially developed satisfying the need for computer-based systems focused largely on transactional and administrative applications (e.g., billing, accounting, scheduling and purchasing). As the HCIS market has evolved, more companies have begun to build integrated systems that extend automation to departments including pharmacies, clinical laboratories, radiology departments and operating rooms. Some vendors are attempting to add the clinical capability to their practice management systems.

         LifeRate's product has been designed specifically as a clinically oriented outcomes based information system. While there are numerous companies competing in the HCIS marketplace, ranging from HBO & Company, SMS and Cerner to many niche players, the Company does not believe that competing products can provide the relational database, patient centered information that can integrate clinical devices and diverse software applications in a product such as the one offered by LifeRate. The following products, while not directly competing on a per product capability basis, are potential competitors: Health Point's ACS, Medical Logic's Logician, Cerner and Clinitec's Next Gen. These products are generally considered to be electronic medical record systems. The Company believes that its system has the following competitive advantages over these systems:

          * In-depth clinical data collection points in the specialty practice areas of cardiology and pulmonology.

          *    Access to comprehensive and comparable outcomes.

          * Guidelines embedded in the system that can be used to validate, update and quantify outcomes. This allows for the analysis of extremely complex queries, and the generation in minutes of reports covering entire practice populations that would otherwise require months of personnel time spent in abstracting paper charts.

          *    Easy to use data entry.

          * Capture and reporting capability of more than 6500 data collection points.

          * Leading edge technology including a relational database that is patient-centered and problem oriented, which offers scalability, remote management, fault tolerance and file security.

         In general, the Company's competitors have greater financial, research, development, and personnel resources and more extensive business experience than the Company. Although the Company believes that its system has advantages over competing products currently being marketed, there can be no assurance that the Company will be able to compete effectively in the marketplace as its present and potential competitors are able to duplicate or improve upon its products, marketing strategy or other services.

RESEARCH AND DEVELOPMENT

         During 1996, LifeRate completed development of its core software system, including outpatient modules for Cardiovascular and Asthma and Allergy specialists. The software was released in two phases, Version 1.1 in February, 1996 and Version 1.2 in October, 1996. Work on Version 1.3, scheduled for release in April, 1997, was started in October, 1996. The goal of these releases was to add functionality to the core system and to increase the operational benefit of using the system. Especially important was the development of a Clinical Note which summarizes the activities that take place during a clinic visit, and can be used in place of the traditional physician dictation method.

         During 1997 the Company plans to continue dedicating significant resources to research and development activities. The Company anticipates that these research and development activities will focus on enhancing the existing Cardiovascular and Asthma and Allergy outpatient products, completion of the Cardiac Catheterization laboratory product, adaptation of the core system for specialties such as Pulmonology and Immunology in conjunction with the Company's contract with National Jewish Medical Research Center, and the development of significant outcomes and guidelines reports.

         The Company spent $5,309,900, $2,104,500 and $215,800 respectively on research and development in the years ended December 31, 1996, 1995 and 1994.

PROPRIETARY PROTECTION

         The Company currently relies solely on common law copyrights and trade secrets for proprietary protection of its system. LifeRate does not currently have patent protection with respect to any aspect of its system, although it has filed one patent application and may file additional applications on certain aspects of its system. The current patent application was filed in March 1997 and is for a proprietary data entry method. There can be no assurance that the Company's measures to protect its proprietary information will be successful, that it will be granted any patents or that any patents that may be granted will be of value to the Company. In the absence of meaningful intellectual property protection, the Company may be vulnerable to competitors who could lawfully attempt to copy the Company's products. Moreover, there can be no assurance that other competitors may not independently develop the same or similar technology. Similarly, while LifeRate believes that it has all rights necessary to market and sell its system without infringement of intellectual property rights held by others, the Company has not conducted a formal infringement search and there can be no assurance that such conflicting rights do not exist.

         The Company has entered into an agreement with Anthony Furnary, MD under which the Company has acquired certain software technology developed by Dr. Furnary and engaged Dr. Furnary as a consultant. The Company is obligated to pay certain royalties to Dr. Furnary. See "Description of Business - Introduction" and Note 9 to the Company's financial statements included in this Report.

EMPLOYEES

         As of March 1, 1997, the Company had 46 full-time employees, including 9 in management and administration, 19 in software development, 7 in sales and marketing and 11 in customer support.

ITEM 2.    DESCRIPTION OF PROPERTY.

           The Company's facilities are currently located at 7210 Metro Boulevard, Minneapolis, Minnesota 55439, and consist of approximately 10,368 square feet of office space. The Company leases this space pursuant to a lease which provides for rent of approximately $14,000 per month (including operating expenses and real estate taxes) and expires on September 30, 2001.

ITEM 3.    LEGAL PROCEEDINGS.

           The Company is not currently involved in any material legal proceedings.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

           No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.

ITEM 4A.   EXECUTIVE OFFICERS OF THE REGISTRANT.

           The executive officers of the Company, their ages, and the offices held as of March 31, 1997 are as follows:

Name                       Age                         Position
----                       ---                         --------
William W. Chorske          60        President and Chief Executive Officer
Paul D. Benson              50        Senior Vice President, Strategic Business
                                      Development
Thomas M. Niccum            39        Vice President, Product Development
Ken C. Thoreson             46        Vice President, Sales

WILLIAM W. CHORSKE, PRESIDENT AND CHIEF EXECUTIVE OFFICER. Mr. Chorske joined LifeRate as the President and Chief Executive Officer in April, 1996 following nearly a decade as a senior executive at Medtronic, Inc., an international medical device company. He served as President, Medtronic Europe, following his initial assignment as Senior Vice President and Chief Financial Officer from 1987 to 1991. Prior to joining Medtronic, Mr. Chorske was employed for 19 years with the Perkin-Elmer Corporation, where he held several senior operating and financial positions including Group Executive, Data Systems Group and Executive Vice President, Chief Financial Officer. He received his bachelors and masters degrees in electrical engineering from the University of Minnesota and an MBA from Harvard University.

PAUL D. BENSON, SENIOR VICE PRESIDENT, STRATEGIC BUSINESS DEVELOPMENT. Mr. Benson joined LifeRate Systems in 1993 with more than 25 years of experience in sales and marketing, primarily in the financial services and insurance industries. Mr. Benson is responsible for the strategic development and management of new markets and key accounts. Prior to joining the Company, Mr. Benson's career included five years as a consultant to the financial services industry in the areas of marketing and database management. He also spent 18 years in sales and management positions with Minnesota Mutual Life Insurance Company. Mr. Benson received his bachelors degree in economics from Concordia College and an MBA from the University of Wisconsin.

THOMAS M. NICCUM, VICE PRESIDENT, PRODUCT DEVELOPMENT. Mr. Niccum joined the Company in June 1995 as Chief Technologist and was promoted to Vice President, Product Development in December 1995. From 1991 to 1995, he was a consultant to the Company. Mr. Niccum has almost 20 years experience in software design, development and engineering. His experience includes graduate work in high-performance computing and advanced database design. As the principal architect of LifeRate's software based solutions, he also works directly with the Company's physician advisors on all issues regarding product design, database construction and data integrity. Mr. Niccum received both his bachelors and masters degrees in computer science from the University of Minnesota, and has authored numerous articles in advanced computer science publications.

KEN C. THORESON, VICE PRESIDENT, SALES. Mr. Thoreson joined the Company in February 1997 as Vice President, Sales and is responsible for the overall direction and performance of the Company's field sales organization. In that role, he has primary responsibility for the sales strategy and resources required to deliver sales results. Prior to joining LifeRate, Mr. Thoreson served in executive sales positions for Medvision Corporation., J3 Learning and Versyss Corporation resulting in twenty years of experience in sales and national sales management achievement in computer and software related businesses including 10 years with medical software applications. Mr. Thoreson received his bachelors degree in economics and business administration from the University of Wisconsin.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS.

           The Company's Common Stock has been traded on the Nasdaq SmallCap Market System under the symbol "LRSI" since March 16, 1995, the date of the Company's initial public offering. Prior to that time, there was no public trading market for the Company's Common Stock. The following table sets forth, for each of the calendar periods indicated, the quarterly high and low bid quotations for the Company's Common Stock as reported by the Nasdaq SmallCap Market System. The prices in the table represent prices between dealers, and do not include adjustments for retail mark-ups, mark-downs or commissions and may not represent actual transactions.

                                                               COMMON STOCK
                                                               ------------
                                                            HIGH           LOW
                                                            ----           ---
           1995:
                  First quarter (since March 16, 1995)      5 1/2         5 1/8
                  Second quarter                            6 1/4             5
                  Third quarter                             7 7/8        6 5/32
                  Fourth quarter                           11 1/8         7 1/8

           1996:
                  First quarter                            11 7/8         9 5/8
                  Second quarter                           10 1/4       7 15/32
                  Third quarter                                 8         3 7/8
                  Fourth quarter                            5 1/8         1 3/4

           As of March 1, 1997, there were approximately 130 record holders of the Company's Common Stock.

           No cash dividends were declared or paid by the Company during 1994, 1995 or 1996.


ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

         Revenues for 1996 were $615,700, a $352,400 increase from 1995. Revenues of $343,800, or 55.8% of total revenue, were generated from National Allergy and Asthma System (NAAS), an asthma specialty disease and physician management services company. Revenues of $68,200, or 11.1% of total revenue, were generated from two Pfizer related Cardiovascular Outpatient product installations and two Pfizer evaluation sites. The Company recognized $25,000, or 4.1 % of total revenue, in 1996 from National Jewish Medical & Research Center. The remaining $141,600 of 1996 revenues are related to the installation and monthly license fees generated from the Company's Cardiovascular Outpatient product at five sites and other developmental work.

         Revenues in 1995 were $263,300, a $143,600 increase from 1994. The 1995 revenues consisted of $57,500 generated from the beta site installation of LifeRate's Cardiovascular Outpatient product, $31,000 from evaluation sites of the Cardiovascular Outpatient product and $30,000 from Pfizer-related Cardiovascular Outpatient installations. The remaining $144,800 in 1995 revenue represent contract fees for other development work. Revenues of $119,700 in 1994 primarily reflect contract work related to the definition of system requirements.

         Cost of revenues in 1996 was $180,400, a $137,400 increase from 1995. No cost of revenue expense was recorded in 1994. The expense in 1996 consists of $100,800 in amortization of software development costs, $46,100 in royalty expenses, with the remainder in travel and other expenses directly related to product installation at customer sites. In 1995, no royalty expense or software development amortization costs were incurred.

         Cost of revenues in future periods will continue to be affected by royalty payments. As described in Notes 9 to the financial statements, in March 1997, the Company completed a modified agreement with Anthony Furnary, M.D. Beginning in 1999 (or sooner if the Company reaches $20,000,000 of cumulative revenues) the Company is obligated to pay royalties in the amount of 3.0% on all gross revenues (as defined in the agreement) up to $100,000,000 and, thereafter, 3.6% on all gross revenues. Through March 31, 1997, the Company was obligated to pay royalties of 7.5% of gross revenues under the prior agreement with Dr. Furnary. In March 1997, the Company also issued a convertible subordinated note to The Atlanta Cardiology Group, P.C. ("ACG") in the principal amount of $2,250,000 in exchange for the cancellation of the royalty agreement with ACG which required the Company to pay royalties to ACG at the rate of 10% of gross sales of the Company's cardiology system and 2% of all database sales. The Company incurred royalty expenses of $46,100 and $0 in 1996 and 1995, respectively, under these agreements.

         Sales and marketing expense in 1996 was $2,568,800, a $43,000, or 1.7% increase from 1995 expense of $2,525,800. Sales and marketing expenses increased $2,358,000 in 1995 from 1994. Prior to 1995, the Company did not have an established sales, marketing or product support infrastructure. The Company's sales and marketing expenses were modest in 1994 as the commercial release of LifeRate's system did not occur until 1995. With the release of demonstration versions of the Cardiovascular Outpatient product in August 1995, the Company began to develop the internal structure needed to support product installation, training, and customer support needed for licensing revenues, as well as an on-going direct sales effort. This effort continued into 1996 and expanded to support the beta releases of the Asthma and Allergy Outpatient product and the Guidelines product.

         Research and development activities in 1996 were focused on completion of LifeRate's core software system and Outpatient modules for Cardiovascular and Asthma and Allergy specialists. Additional functionality was added to the core system in 1996 to increase the operational benefit of using the system. The Company also added a Quality Assurance department in 1996. Research and development expenses in 1996 were $5,309,900, an increase of $3,205,400, or 152.3%, from 1995. The 1996 increase mainly reflects the costs to cancel a royalty agreement with ACG and to modify a royalty agreement with Dr. Furnary. The Company issued a $2,250,000 convertible subordinated note to ACG in exchange for canceling the ACG agreement and in consideration for the prior development and implementation work provided by ACG. In connection with the modification to the royalty agreement with Dr. Furnary, the Company granted Dr. Furnary options to purchase 550,000 shares of common stock at an exercise price of $2.625 for services previously rendered. The fair value of these options at the date of grant using a Black-Scholes option pricing model was $924,000. These two transactions resulted in additional research and development expenses of $3,174,000 in 1996. In 1995, research and development efforts focused on developing the Company's core software product which was designed to be adaptable to various medical specialties. In 1994 research and development expenditures were $215,800. The nature and scope of activity in 1994 was limited to data repository design, which is now a component of the overall system. The Company plans to continue dedicating significant resources to research and development activities in 1997.

         The Company capitalizes software development costs in accordance with the provisions of FASB Statement No. 86. These costs are included in research and development expenses. In the second quarter of 1995, the Company began capitalizing software development costs after achieving technological feasibility on the core LifeRate system. A total of $751,000 of development costs was capitalized during 1995. The Company recorded a writedown of approximately $600,000 in the fourth quarter of 1995 due to a decrease in the net realizable value of the capitalized costs because of significant enhancements to the core system planned in 1996. These enhancements have been released in 1996 as part of ongoing product maintenance. No software development costs were capitalized in 1996, as the efforts were on enhancements released to customers when technological feasibility was obtained.

         General and administrative expenses were $2,685,700 in 1996, an increase of $1,432,700, or 114.3%, from 1995 expenses of $1,253,000. The 1996 increase reflects the overall higher activity level of the Company plus several one time expenses. One time expenses incurred in 1996 include $181,000 for the cancellation penalty on a lease for new office space, $190,000 to settle a lawsuit brought by a former officer of the Company and $50,000 to settle a lawsuit brought by a former employee. The Company also incurred $133,100 in additional legal fees in 1996. These legal expenses were incurred primarily in connection with the management change completed in the second quarter of 1996 and the above mentioned lease cancellation and lawsuit settlements. Other increases in general and administrative expenses in 1996 from 1995 which are of a recurring nature were $177,500 in depreciation due to the fixed asset additions made in 1996, $65,000 in insurance premiums due to increased insurance coverage, and $443,700 in increased payroll and related expenses. General and administrative expenses in 1997 are expected to approximate 1996 levels with the exception of the one time expenses mentioned above. In 1995 the Company incurred $1,253,000 in general and administrative expense, a $645,800 increase over 1994. This increase reflects an overall higher activity level in 1995 compared to 1994 as LifeRate's product had been completed for commercial release and the added costs associated with becoming a public entity.

         In 1996, $261,900 in interest income was generated on cash funds raised during a private equity placement in December 1995 and January 1996. Interest income of $97,000 was earned in 1995 on funds raised in March 1995 in the Company's initial public offering. There was no interest income in 1994.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations since inception primarily through private and public placement of Common Stock.

         At December 31, 1996, the Company had $2,072,000 in cash and cash equivalents, a $5,678,500 decrease from December 31, 1995. In January 1996, an additional 295,546 shares of Common Stock were sold in a private placement at a price of $6.50 per share raising net proceeds of $1,667,200. During 1996, the Company also received $235,400 from the exercise of 41,665 stock options. In 1996 the Company used $6,955.600 to fund operations and $602,600 to purchase furniture and equipment.

         In March 1997, the Company issued a convertible subordinated note to ACG in the principal amount of $2,250,000, maturing on April 1, 2002. The note accrues interest at the rate of 10% per year and interest is payable at the rate of 5% per year, with the remainder payable at the maturity date. Up to $2,000,000 of the principal amount of the note is convertible by ACG into common stock at the rate of $3.60 per share, subject to adjustment in certain cases to protect ACG from certain dilutive events. The note was issued in exchange for the cancellation of a royalty agreement with ACG.

         The Company does not have significant commitments to purchase additional equipment, but does plan to continue to fund software development efforts.

         The Company estimates that its current cash balances will enable it to continue operations through some time in the second quarter of 1997. Thereafter, the Company will require significant additional capital in order to continue operations. Accordingly, the report of the independent auditor's on the Company's 1996 financial statements contains an explanatory paragraph regarding the Company's ability to continue as a going concern. The Company is currently exploring its options to raise additional capital to fund operations. There can be no assurance that the Company will be able to obtain additional financing on satisfactory terms, or at all. If the Company is unable to obtain additional financing it will be forced to cease operations and may be forced to seek protection under bankruptcy laws.

ITEM 7.    FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS

           The following Financial Statements and Independent Auditors' Report thereon are included herein on the pages indicated:

Financial Statements:                                                      Page
---------------------                                                      ----

Report of Independent Auditors............................................  17

Balance Sheets as of December 31, 1996 and 1995...........................  18

Statements of Operations for the years ended
December 31, 1996, 1995 and 1994 and the period
from July 18, 1990 (date of inception) to December 31, 1996...............  20

Statements of Shareholders' Equity for the years ended
December 31, 1996, 1995 and 1994..........................................  21

Statements of Cash Flows for the years ended
December 31, 1995, 1994 and 1993 and the period
from July 18, 1990 (date of inception) to December 31, 1996...............  24

Notes to Financial Statements.............................................  26


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

           None.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

(a)        DIRECTORS OF THE REGISTRANT.

           The information under the Captions "Election of Directors--Information About Nominees" and "Election of Directors--Other Information About Nominees" in the Company's 1997 Proxy Statement is incorporated herein by reference.

(b)       EXECUTIVE OFFICERS OF THE REGISTRANT.

          The information concerning Executive Officers of the Company is included in this Report under Item 4A, "Executive Officers of the Registrant."

(c)       COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

          The information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's 1997 Proxy Statement is incorporated herein by reference.

ITEM 10.   EXECUTIVE COMPENSATION.

           The information under the captions "Election of Directors -- Director Compensation" and "Compensation and Other Benefits" in the Company's 1997 Proxy Statement is incorporated herein by reference.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

           The information under the caption "Principal Shareholders and Beneficial Ownership of Management" in the Company's 1997 Proxy Statement is incorporated herein by reference.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          The information under the captions "Election of Directors -- Director Compensation" and "Certain Transactions" in the Company's 1997 Proxy Statement is incorporated herein by reference.

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)        EXHIBITS

           Reference is made to the Exhibit Index hereinafter contained, on pages 39 to 43 of this Report.

           A copy of any of the exhibits listed or referred to above will be furnished at a reasonable cost to any person who was a shareholder of the Company as of March 5, 1997, upon receipt from any such person of a written request for any such exhibit. Such request should be sent to LifeRate Systems, Inc., 7210 Metro Boulevard, Minneapolis, MN 55439, Attention: Chief Financial Officer.

           The following is a list of each management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Report, the location of which is indicated in the Exhibit Index of this Report:

          (1)  Employee Stock Purchase Plan.

          (2)  LifeRate Systems, Inc. 1993 Stock Option Plan, as amended.

          (3)  Form Incentive Stock Option Agreement for Employees.

          (4)  Form Non-Statutory Stock Option Agreement for Non-Employees.

          (5) Employment Agreement, dated April 29, 1996, between the Company and William W. Chorske.

          (6) Stock Option Agreement, dated April 29, 1996, between the Company and William W. Chorske.

          (7) Agreement, dated September 1, 1996, between the Company and William Knopf, M.D.

          (8) Consulting and Advisory Agreement, dated September 1, 1996, between the Company and William Knopf, M.D.

          (9) Non-Statutory Stock Option Agreement dated September 1, 1996, between the Company and William Knopf, M.D.

          (10) Consulting Agreement, dated March 25, 1997, between the Company and Anthony Furnary, M.D.

(b)      REPORTS ON FORM 8-K

           The Company did not file any Current Reports on Form 8-K during the fourth quarter of fiscal 1996.



                         Report of Independent Auditors

Board of Directors
LifeRate Systems, Inc.

We have audited the accompanying balance sheets of LifeRate Systems, Inc. (a development stage company) as of December 31, 1996 and 1995, and the related statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996, and for the period from July 18, 1990 (inception) to December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LifeRate Systems, Inc. (a development stage company) at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 and for the period from July 18, 1990 (inception) to December 31, 1996, in conformity with generally accepted accounting principles.

As discussed in Note 2 to the financial statements, the Company's recurring losses and negative cash flow from operations raise substantial doubt about its ability to continue as a going concern. Management's plans as to these matters are also described in Note 2. The 1996 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                               /s/ Ernst & Young LLP

Minneapolis, Minnesota
February 13, 1997, except for Note 9,
  as to which the date is April 1, 1997



                             LifeRate Systems, Inc.
                          (A Development Stage Company)

                                 Balance Sheets

                                                                   DECEMBER 31
                                                              1996             1995
                                                          -----------------------------
ASSETS
Current assets:
   Cash and cash equivalents                              $  2,072,000     $  7,750,500
   Accounts receivable, less allowance of $60,350 in
     1996 and $7,500 in 1995                                   142,400          104,400
   Prepaid expenses and other current assets                   122,700           61,000
                                                          -----------------------------
Total current assets                                         2,337,100        7,915,900

Furniture and fixtures                                         177,400           56,200
Computer equipment                                             837,200          355,800
                                                          -----------------------------
                                                             1,014,600          412,000
Less accumulated depreciation                                  325,900           87,300
                                                          -----------------------------
                                                               688,700          324,700
Software development costs net of amortization of
  $100,800 in 1996                                              50,500          151,300
Other assets                                                      --             11,800
                                                          -----------------------------



Total assets                                              $  3,076,300     $  8,403,700
                                                          =============================



                                                                   DECEMBER 31
                                                              1996             1995
                                                          -----------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                       $    251,700     $    499,400
   Accrued compensation                                         43,900          244,800
   Accrued consulting fees                                      86,100          382,600
   Accrued royalties                                            36,100             --
   Other current liabilities                                    73,900            1,500
   Current portion of notes payable - related parties             --              6,500
   Current portion of notes payable                             10,800            9,900
   Current portion of capitalized lease obligations              1,000           11,500
                                                          -----------------------------
Total current liabilities                                      503,500        1,156,200

Convertible subordinated note                                2,250,000             --
Notes payable                                                    1,800           12,600
Capitalized lease obligation                                      --              1,000
Deferred rent                                                   16,800           28,700
Deferred revenue                                               151,800           60,900
Shareholders' equity
   Preferred stock, no par value:
     Authorized shares - 1,000,000
     Issued and outstanding shares - none in 1996
       and 1995
   Common stock, no par value:
     Authorized shares - 10,000,000
     Issued and outstanding shares - 3,811,639 in 1996
       and 3,474,428 in 1995                                17,260,700       14,384,100
   Deficit accumulated during the development stage        (17,108,300)      (7,234,800)
                                                          -----------------------------
                                                               152,400        7,149,300
Less stock subscriptions receivable                               --              5,000
                                                          -----------------------------
Total shareholders' equity                                     152,400        7,144,300
                                                          -----------------------------
Total liabilities and shareholders' equity                $  3,076,300     $  8,403,700
                                                          =============================

SEE ACCOMPANYING NOTES.



                             LifeRate Systems, Inc.
                          (A Development Stage Company)

                            Statements of Operations

                                                                                        PERIOD FROM
                                                                                       JULY 18, 1990
                                                                                         (DATE OF
                                                                                       INCEPTION) TO
                                                   YEAR ENDED DECEMBER 31               DECEMBER 31,
                                         1996             1995             1994             1996
                                     ---------------------------------------------------------------
Net revenues                         $    615,700     $    263,300     $    119,700     $  1,190,300
Cost of revenues                          180,400           43,000             --            223,400
                                     ---------------------------------------------------------------
Gross profit                              435,300          220,300          119,700          966,900

Operating expenses:
   Sales and marketing                  2,568,800        2,525,800          167,800        5,480,600
   Research and development             5,309,900        2,104,500          215,800        8,011,600
   General and administrative           2,685,700        1,253,000          607,200        4,904,900
                                     ---------------------------------------------------------------
Loss from operations                  (10,129,100)      (5,663,000)        (871,100)     (17,430,200)
Interest income                           261,900           97,000             --            358,900
Interest expense                            6,300           29,300            1,400           37,000
                                     ---------------------------------------------------------------
Net loss                             $ (9,873,500)    $ (5,595,300)    $   (872,500)    $(17,108,300)
                                     ===============================================================

Net loss per share                   $      (2.61)    $      (2.66)    $       (.89)
                                     ==============================================

Weighted average number of common
   shares outstanding                   3,783,931        2,105,811          982,456
                                     ==============================================

SEE ACCOMPANYING NOTES.



                             LifeRate Systems, Inc.
                          (A Development Stage Company)

                       Statements of Shareholders' Equity

                                                                                     DEFICIT
                                                                                    ACCUMULATED
                                                           COMMON STOCK ISSUED        DURING        STOCK
                                                         -----------------------    DEVELOPMENT  SUBSCRIPTIONS
                                                           SHARES       AMOUNTS        STAGE      RECEIVABLE       TOTAL
                                                         -----------------------------------------------------------------
Founder's common stock issued during July 1990             444,400     $   1,000     $    --       $    --       $   1,000
   Net loss for the period                                    --            --            (200)         --            (200)
                                                         -----------------------------------------------------------------
Balance December 31, 1990                                  444,400         1,000          (200)         --             800
   Net loss                                                   --            --          (3,400)         --          (3,400)
                                                         -----------------------------------------------------------------
Balance December 31, 1991                                  444,400         1,000        (3,600)         --          (2,600)
   Common stock issued                                     392,254        29,400          --         (14,400)       15,000
   Net loss                                                   --            --        (188,600)         --        (188,600)
                                                         -----------------------------------------------------------------
Balance December 31, 1992                                  836,654        30,400      (192,200)      (14,400)     (176,200)
   Sale of common stock                                     32,000         2,400          --          (1,900)          500
   Private placement of common stock, net of offering
     costs of $30,700                                       99,999       269,400          --         (25,000)      244,400
   Conversion of debt into common stock                     25,000        75,000          --            --          75,000
   Repurchase of common stock                              (17,733)       (1,300)         --            --          (1,300)
   Canceled stock subscriptions                           (140,000)      (10,500)         --          10,500          --
   Payments on stock subscription                             --            --            --           2,600         2,600
   Net loss                                                   --            --        (574,800)         --        (574,800)
                                                         -----------------------------------------------------------------
Balance December 31, 1993 (carried forward)                835,920       365,400      (767,000)      (28,200)     (429,800)



                             LifeRate Systems, Inc.
                          (A Development Stage Company)

                 Statements of Shareholders' Equity (continued)

                                                                                            DEFICIT
                                                                                          ACCUMULATED
                                                                 COMMON STOCK ISSUED         DURING         STOCK
                                                              ------------------------    DEVELOPMENT   SUBSCRIPTIONS
                                                                SHARES         AMOUNTS        STAGE       RECEIVABLE        TOTAL
                                                              ---------------------------------------------------------------------
Balance December 31, 1993 (brought forward)                      835,920   $    365,400   $   (767,000)  $  (28,200)  $   (429,800)
   Private placement of common stock, net of offering costs
     of $30,700                                                   71,557        183,900           --           --          183,900
   Payments on stock subscriptions                                  --             --             --         26,000         26,000
   Common stock issued for services                               19,331         58,000           --           --           58,000
   Canceled stock subscriptions                                   (1,600)          (100)          --            100           --
   Common stock issued in connection with bridge financing       155,555        700,000           --           --          700,000
   Conversion of accrued salaries into common stock               66,664        300,000           --           --          300,000
   Conversion of notes payable and other indebtedness to
     related parties into common stock                            26,652        120,000           --           --          120,000
   Sale of common stock                                           79,997        310,000           --       (125,000)       185,000
   Net loss                                                         --             --         (872,500)        --         (872,500)
                                                              --------------------------------------------------------------------
Balance December 31, 1994                                      1,254,076      2,037,200     (1,639,500)    (127,100)       270,600
   Sale of common stock, net of offering costs of $1,393,744   2,209,353     12,297,400           --           --       12,297,400
   Common stock issued for services                               17,665         79,500           --           --           79,500
   Stock subscription canceled as consideration for services
     provided                                                       --             --             --         50,000         50,000
   Stock subscription canceled                                    (6,666)       (30,000)          --         30,000           --
   Payments on stock subscriptions                                  --             --             --         42,100         42,100
   Net loss                                                         --             --       (5,595,300)        --       (5,595,300)
                                                              --------------------------------------------------------------------
Balance December 31, 1995 (carried forward)                    3,474,428     14,384,100     (7,234,800)      (5,000)     7,144,300



                             LifeRate Systems, Inc.
                          (A Development Stage Company)

                 Statements of Shareholders' Equity (continued)

                                                                                      DEFICIT
                                                                                    ACCUMULATED
                                                             COMMON STOCK ISSUED       DURING          STOCK
                                                         --------------------------  DEVELOPMENT   SUBSCRIPTIONS
                                                            SHARES       AMOUNTS        STAGE        RECEIVABLE        TOTAL
                                                         ----------------------------------------------------------------------
Balance December 31, 1995 (brought forward)                 3,474,428  $ 14,384,100  $ (7,234,800)  $     (5,000)  $  7,144,300
   Private placement of common stock, net of offering
     costs of $253,846                                        295,546     1,667,200          --             --        1,667,200
   Payments on stock subscriptions                               --            --            --            5,000          5,000
   Stock options exercised                                     41,665       235,400          --             --          235,400
   Value of stock options granted for services rendered          --         974,000          --             --          974,000
   Net loss                                                      --            --      (9,873,500)          --       (9,873,500)
                                                         ======================================================================
Balance December 31, 1996                                   3,811,639  $ 17,260,700  $(17,108,300)  $       --     $    152,400
                                                         ======================================================================

SEE ACCOMPANYING NOTES.



                             LifeRate Systems, Inc.
                          (A Development Stage Company)

                            Statements of Cash Flows

                                                                                                              PERIOD FROM
                                                                                                             JULY 18, 1990
                                                                                                               (DATE OF
                                                                                                             INCEPTION) TO
                             YEAR ENDED DECEMBER 31                                                           DECEMBER 31,
                                                                 1996            1995            1994             1996
                                                          ------------------------------------------------------------------
OPERATING ACTIVITIES
Net loss                                                     $(9,873,500)  $  (5,595,300)   $   (872,500)     $(17,108,300)
Adjustments to reconcile net loss to net cash used in
   operating activities:
     Depreciation                                                238,600          61,100          18,500           326,500
     Amortization                                                100,800               -               -           100,800
     Value of stock options granted for services rendered        974,000               -               -           974,000
     Convertible subordinated note issued for services
       rendered                                                2,250,000               -               -         2,250,000
     Writedown of software development costs to net
       realizable value                                                -         599,600               -           599,600
     Stock issued for services                                         -         129,500          58,000           187,500
     Changes in operating assets and liabilities:
       Accounts receivable                                       (38,000)        (80,900)        (23,500)         (142,400)
       Advances to agent                                               -         108,000        (108,000)                -
       Prepaids and other current assets                         (61,700)        (61,000)              -          (122,700)
       Other assets                                               11,800          (1,200)        (10,600)                -
       Accounts payable                                         (247,700)        381,400          82,500           276,500
       Accrued compensation                                     (200,900)        (34,700)        225,400           343,900
       Accrued consulting fees                                  (296,500)        333,400           8,900            86,100
       Accrued royalties                                          36,100               -               -            36,100
       Other current liabilities                                  72,400          (1,500)          6,800            84,900
       Deferred revenue                                           90,900         (29,600)         90,500           151,800
       Deferred rent                                             (11,900)         (8,600)         15,200            16,800
                                                          ------------------------------------------------------------------
Net cash used in operating activities                         (6,955,600)     (4,199,800)       (508,800)      (11,938,900)

INVESTING ACTIVITIES
Software development costs                                             -        (750,900)              -          (750,900)
Purchase of furniture and equipment                             (602,600)       (332,400)        (36,300)         (972,400)
                                                          ------------------------------------------------------------------
Net cash used in investing activities                           (602,600)     (1,083,300)        (36,300)       (1,723,300)

FINANCING ACTIVITIES
Payments on notes payable and capital lease obligations          (27,900)        (55,900)        (65,100)         (161,400)
Stock subscriptions received                                       5,000               -               -             5,000
Proceeds from issuance of notes payable                                -          51,800               -           290,200
Proceeds from issuance of common stock                         1,902,600      12,424,500       1,009,800        15,600,400
                                                          ------------------------------------------------------------------
Net cash provided by financing activities                      1,879,700      12,420,400         944,700        15,734,200
                                                          ------------------------------------------------------------------
(Decrease) increase in cash and cash equivalents              (5,678,500)      7,137,300         399,600         2,072,000
Cash and cash equivalents at beginning of period               7,750,500         613,200         213,600                 -
                                                          ------------------------------------------------------------------
Cash and cash equivalents at end of period                   $ 2,072,000    $  7,750,500     $   613,200     $   2,072,000
                                                          ==================================================================

SEE ACCOMPANYING NOTES.




                             LifeRate Systems, Inc.
                          (A Development Stage Company)

                          Notes to Financial Statements

                                December 31, 1996

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND DESCRIPTION OF BUSINESS

LifeRate Systems, Inc. (the Company) is a development stage enterprise engaged in marketing a proprietary software operating system to healthcare providers and payors throughout the United States to produce information to measure and quantify the quality and cost of healthcare.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The fair value of the cash equivalents approximates costs, and these securities are available-for-sale.

FURNITURE AND EQUIPMENT

Furniture and equipment, principally computer equipment, is stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets ranging from 3 to 7 years.

NET LOSS PER SHARE

Net loss per share is based on the weighted average number of common shares outstanding during the period. Common share equivalents, including warrants and stock options, have not been considered because the impact is antidilutive.

INCOME TAXES

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. The Company utilizes the cash basis for income tax filing requirements.

SOFTWARE DEVELOPMENT COSTS

The Company capitalizes software development costs in accordance with the provisions of FASB Statement No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." Capitalization of software development costs, including significant product enhancements, begins upon the establishment of technological feasibility for the product and concludes when the product is available for release to customers. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future gross product revenue, estimated economic life and changes in software and hardware technology. During 1995, the Company recorded write-downs to the net realizable value of software development costs totaling $599,600 due to pending product upgrades.

REVENUE RECOGNITION

The Company records revenue on a percentage of completion basis relating to its services for configuring and assisting in defining the requirements of the customer's particular system. The Company also recognizes revenue from recurring monthly transaction fees that vary from customer to customer based upon the number of providers and patients who are the subjects of the collected and reported data.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from the estimates.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company will record impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.

STOCK-BASED COMPENSATION

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," but applies Accounting Principles Board Opinion No. 25 (APB) 25) and related interpretations in accounting for its plans. Under APB 25, when the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

2. CONTINUED EXISTENCE

The Company has incurred losses since inception and has an accumulated deficit of $17,108,300 at December 31, 1996. The Company's ability to continue as a going concern and the realization of its assets and orderly satisfaction of its liabilities are dependent on obtaining additional funds from outside sources and generating sufficient working capital from operations. The Company is currently exploring financing alternatives and anticipates completing a financing transaction in 1997. The Company believes that the successful completion of a financing transaction will satisfy its cash requirements at least through the end of 1997. However, there can be no assurance that the Company will be successful in completing a financing transaction.

3. DEBT

NOTES PAYABLE - RELATED PARTY

The Company entered into a settlement agreement with a former employee and director to remit unpaid compensation amounting to $6,500, which was paid in full during 1996.

NOTES PAYABLE - OTHER

In 1995, the Company entered into a note with a bank that bears interest at the bank's reference rate plus 1%. The balance on this note was $12,600 and $22,500 at December 31, 1996 and 1995, respectively. The note requires monthly payments of $970, including interest. The note is secured by the Company's assets. Future minimum payments on this note are as follows:

   1997                                                        $10,800
   1998                                                          1,800
                                                            ==============
                                                               $12,600
                                                            ==============

The carrying value of the notes payable in the balance sheet approximates fair value.

4. COMMON STOCK

In December 1994, the Company raised $700,000 through the sale of 155,555 shares of common stock. Each investor that participated in this stock issue was issued a warrant to purchase one share of common stock at a price of $4.50 per share for each share purchased. The warrants expire in December 1999.

In December 1994, three of the Company's employees converted $300,000 of accrued salaries, net of accrued payroll taxes of $175,000, into 66,664 shares of common stock at a conversion price of $4.50 per share. In addition, two of the employees converted amounts owed to them by the Company plus accrued interest totaling $120,000 into 26,652 shares of common stock.

On December 9, 1994, the Company's Board of Directors approved a 1-for-7.5 reverse stock split, which was approved by the Company's shareholders on December 29, 1994. Accordingly, all per share, weighted average share, and stock option information has been restated to reflect the split.

In March 1995, the Company sold 1,046,500 shares of common stock in an initial public offering. The offering resulted in net proceeds to the Company of $4,294,700. In connection with the public offering the Company granted the underwriter warrants to purchase 91,000 shares of common stock at $6.00 per share. The warrants may be exercised over a four year period beginning March 16, 1996.

In December 1995, the Company sold 600,000 shares of common stock to Medtronic, Inc., resulting in net proceeds to the Company of $4,782,400. In connection with the sale of common stock, the Company entered into a license and development agreement with Medtronic (see Note 10).

Also in December 1995, the Company sold 562,853 shares of common stock in a private placement. The sale resulted in net proceeds to the Company of $3,220,300.

In January 1996, the Company sold an additional 295,546 shares of common stock resulting in net proceeds to the Company of $1,667,200. In connection with the sale, the Company has agreed to grant the underwriter warrants to purchase shares equal to 10% of the total shares sold in the private placement. The warrants are exercisable at a price of $6.50 and remain outstanding for a period of ten years.

5. STOCK OPTIONS

On December 3, 1993, the Company adopted the LifeRate Systems, Inc. 1993 Stock Option Plan (the "Plan"). The Company has reserved 750,000 shares for issuance to employees and consultants as either incentive based options or non-qualified options. Under the Plan, incentive stock options may be granted at prices not less than the fair market value of the Company's common stock at the grant date. The grant price of non-qualified options is determined by the Board Committee administering the Plan, but the grant price must be at least 85% of the fair market value of the common stock as of the grant date. Options are exercisable based on terms set by the Board Committee administering the Plan, and the option term may not exceed ten years from the date of grant.

Option activity is summarized as follows:

                                                               WEIGHTED AVERAGE
                                                OPTIONS       EXERCISE PRICE PER
                                              OUTSTANDING            SHARE
                                            ------------------------------------

   Balance December 31, 1993                     44,443              $3.00
     Granted                                     39,999               3.75
                                            --------------
   Balance December 31, 1994                     84,442               3.36
     Granted                                    271,665               5.77
     Canceled                                   (80,000)              5.875
                                            --------------
   Balance December 31, 1995                    276,107               5.00
     Granted                                    354,333               8.02
     Exercised                                  (41,665)              5.66
     Canceled                                    73,333               7.35
                                            ==============
   Balance December 31, 1996                    515,442               6.69
                                            ==============

The following table summarizes information about stock options outstanding at December 31, 1996:

                                         OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                           ------------------------------------------------ ---------------------------------
                                              WEIGHTED
                                NUMBER         AVERAGE                           NUMBER
                            OUTSTANDING AT    REMAINING       WEIGHTED       EXERCISABLE AT     WEIGHTED
        RANGE OF             DECEMBER 31,    CONTRACTUAL      AVERAGE         DECEMBER 31,      AVERAGE
     EXERCISE PRICES             1996           LIFE       EXERCISE PRICE         1996       EXERCISE PRICE
-------------------------- ------------------------------------------------ ---------------------------------
   $3.00  to $4.50             114,442         7 Years         $ 3.66           104,439           $3.58
   $5.1875 to $8.625           251,667         8 Years           6.38           203,004            6.36
   $9.375 to $10.625           149,333         9 Years          11.42            90,889            9.46
                            =============                                    =============
                               515,442                           6.69           398,332            6.34
                            =============                                    =============

The weighted-average fair value of options granted during the years ended December 31, 1996 and 1995 was $4.69 and $3.27, respectively.

Exercise prices for options outstanding as of December 31, 1996 ranged from $3.00 to $10.625. The number of options exercisable as of December 31, 1996, 1995 and 1994 was 398,332, 176,111 and 31,108, respectively, at weighted average exercise prices of $6.34, $3.93 and $3.00 per share, respectively.

Pro forma information regarding net loss and loss per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for both 1996 and 1996: risk-free interest rate of 6%; dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of .642; and a weighted-average expected life of the option of 5 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                              1996              1995
                                        ----------------------------------

   Pro forma net loss                      $(7,930,700)     $(5,931,700)
   Pro forma loss per share                $  (2.10)        $  (2.82)

Note: The pro forma effect on the net loss for 1996 and 1995 is not representative of the pro forma effect on net income (loss) in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995.

6. INCOME TAXES

The tax effects of significant components of the Company's deferred tax assets and liabilities are as follows:

                                                    1996              1995
                                              --------------------------------
   Deferred tax assets:
     Net operating loss carryforwards            $6,704,000       $2,579,900
     Deferred rent                                    6,700           11,500
     Deferred revenue                                60,700           24,400
     Accrued salaries                                17,200           91,600
     Accrued consulting fees                         34,400          153,000

   Deferred tax liabilities:
     Depreciation                                    56,300            8,000
                                              --------------------------------
     Net deferred tax assets                      6,766,700        2,852,400
     Valuation allowance                          6,766,700        2,852,400
                                              ================================
                                                 $        -       $        -
                                              ================================

At December 31, 1996, the Company had net operating loss carryforwards of approximately $16,760,000 that expire at various times through the year 2011. The Company's ability to utilize these carryforwards to offset future taxable income is subject to certain restrictions under Section 382 of the Internal Revenue Code in the event of certain changes in the equity ownership of the Company. The Company experienced ownership changes in 1993 and 1995. However, the Company does not believe that such changes will significantly limit its ability to use the existing net operating loss carryforwards.

7. COMMITMENTS

LEASES

The Company leases its office facilities under an operating lease that expires September 30, 2001. Operating expenses including maintenance, utilities, real estate taxes and insurance are paid by the Company. Total rent expense under the operating lease was $107,104 and $72,300 for the years ended December 31, 1996 and 1995, respectively. Subsequent to December 31, 1996, the Company leased office equipment under operating leases that expire December 31, 1999.
Future minimum rental payments required under the leases are as follows:

   Year ending December 31:
     1997                                                    $   243,131
     1998                                                        237,644
     1999                                                        277,191
     2000                                                        217,307
     2001                                                        139,329
                                                           ===============
                                                              $1,114,602
                                                           ===============

8. MARKETING AGREEMENTS

In November 1994, the Company entered into a marketing arrangement with Clinical Sales and Services, Inc. (CSSI), pursuant to which CSSI agreed to assist the Company in coordinating and conducting marketing of the Company's system to healthcare providers and payors. The agreement had an initial term of three years and was renewable on an annual basis thereafter. Under this agreement, the Company issued CSSI 10,666 shares of common stock for services rendered during 1994. Beginning November 1, 1994, the Company agreed to pay a 20% commission on sales to healthcare payors, with a 15% commission on revenues from maintenance and support relating to such sales. The Company paid CSSI a monthly draw of $30,000 to be credited against future commissions. At December 31, 1994, total payments of $108,000 had been made to CSSI under this arrangement.

Under this agreement, the Company also granted CSSI options to purchase 33,332 shares of common stock at an exercise price of $3.00 per share. The options were granted outside of the Company's 1993 Stock Option Plan. CSSI exercised 6,666 options in July 1994 and the remaining 26,666 options in December 1994.
The proceeds from the December 1994 option exercise were received on January 27, 1995.

In September 1995, the Company entered into a new sales and marketing agreement with CSSI. The agreement called for monthly business development fees of $30,000 to be offset by commissions earned by CSSI on product sales. The amount of business development fees paid per month is subject to adjustment by the parties. In addition, the Company granted certain individuals affiliated with CSSI options to purchase 100,000 shares of the Company's common stock. The options are exercisable at a price of $5.875 and remain outstanding for ten years from the date of grant.

In December 1995, the Company's Board of Directors approved the direct employment of CSSI personnel by the Company and the termination of the September 1995 sales and marketing agreement. In connection with this resolution, the Company granted options for the purchase of 299,000 shares of the Company's common stock to certain CSSI individuals. These options were granted at exercise prices ranging from $7.13 to $9.00 per share. During 1996, these options were subsequently canceled.

Expenses incurred in 1996 and 1995 by the Company related to CSSI business development fees and other costs amounted to $-0- and $1,650,000, respectively.

9. LICENSE, ROYALTY AND DEVELOPMENT AGREEMENTS

In 1995, the Company entered into an agreement with a physician group, of which a doctor in the group is a member of the Company's Board of Directors. The agreement called for the physician group to assist in the development and implementation of practice guidelines and clinical outcomes associated with the Company's software products. In 1995 the Company incurred expense of $150,000 related to assistance provided by the physician group and recorded $50,000 of revenue for system design work and implementation. In addition, the agreement called for the Company to issue the physician group shares of common stock if certain product sales levels were attained and pay royalties on sales of the cardiovascular system and sales of the Company's database. In March 1997, this agreement was terminated. The Company issued the physician group a $2,250,000 convertible subordinated note for services previously rendered by the physician group. The note matures on April 1, 2002 and bears interest at 10% per year. Of the interest incurred, 50% will be payable each year, with the remainder due upon maturity of the note. The physician group may convert up to $2,000,000 of the convertible subordinated note into common stock at a conversion rate of $3.60 per share, subject to certain antidilution provisions.

In July 1995, the Company entered into a license agreement with an advisor to the Company. The agreement called for the Company to grant to the advisor a license to utilize software developed by the advisor at one healthcare facility. In addition, the Company has agreed to pay to the advisor a royalty of 7.5% through December 31, 1998, and 5% thereafter on certain products sales. In 1996, the Company incurred royalty expense of $46,200, under the agreement. No royalties were incurred under the agreement in 1995. In connection with the agreement, the Company granted the advisor options to purchase 26,000 shares of the Company's common stock at an exercise price of $4.50 per share. In March 1997, this agreement was modified. Under the terms of the modified agreement, after March 31, 1997, no royalties will be due until the sooner of the Company reaching $20,000,000 of cumulative revenue or January 1, 1999, at which time the Company will pay royalties of 3% of gross sales to the physician. The Company will pay the physician royalties of 3.6% on all gross revenues once the Company has reached $100,000,000 of gross revenues. In addition, the Company has agreed to make certain milestone payments aggregating $450,000 based upon the Company reaching certain revenue goals and has agreed to pay the physician $100,000 per year for the next five years under a consulting agreement. Also, the Company granted the physician an option to purchase 550,000 shares of common stock at $2.625 per share for assistance with the development of the Company's system. The fair value of these options at the date of grant was $924,000.

10. MEDTRONIC AGREEMENT

In December 1995, the Company entered into a license and development agreement with Medtronic, Inc. Under the agreement, the Company granted Medtronic a 30-year world-wide, royalty free license relating to the sale and use of the Company's systems sold by Medtronic under the agreement. The Company has agreed to pay a commission to Medtronic relating to any assessment, installation, training, data conversion and monthly service fees. In addition, the Company has agreed to install its system in certain clinical sites specified by Medtronic on a preferred pricing basis, to install its system at one site specified by Medtronic at no cost and to engage with Medtronic in joint development of products and services.

11. SUPPLEMENTAL CASH FLOW INFORMATION

The Company entered into the following non-cash transactions:

                                                                     DECEMBER 31
                                                         1996           1995            1994
                                                     ---------------------------------------------
   Stock subscription receivable canceled as
     consideration for services provided              $       -      $  50,000        $       -
   Conversion of accounts and notes payable into
     common stock                                             -              -          300,000
   Note payable issued for contribution of
     furniture and equipment                                  -              -          120,000


12. SUBSEQUENT EVENTS

In January 1997, the Company issued a standby letter of credit in the amount of $50,000, expiring December 31, 2001, which is being maintained to support the installation of software. The agreement provides for a reduction of the letter of credit by $10,000 each at October 1, 1997, October 1, 1998, October 1, 1999 and October 1, 2000. Partial draws are not permitted.

13. MAJOR CUSTOMERS

In 1996, the Company had two customers that accounted for 55.8% and 11.1% of revenue, respectively. In 1995, one customer accounted for 19.0% of revenue.



                                   SIGNATURES

           Pursuant to the requirements of Section 13 or 15 of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   LIFERATE SYSTEMS, INC.


Dated:                             By: /s/ William W. Chorske
                                       -----------------------------------------
                                           William W. Chorske
                                           President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant on March 21, 1997 in the capacities indicated.


NAME                                             TITLE
----                                             -----
 /s/ William W. Chorske                          Chief Executive Officer, President and Director
------------------------------------             (principal executive officer, principal financial
William W. Chorske                               officer and principal accounting officer)

/s/ David D. Koentopf                            Chairman of the Board of Directors
-----------------------------------
David D. Koentopf

/s/ Stanley R. Cowle                             Director
-----------------------------------
Stanley R. Cowle

/s/ William D. Knopf, M.D.                       Director
-----------------------------------
William D. Knopf, M.D.

/s/ Daniel A. Pelak                              Director
-----------------------------------
Daniel A. Pelak

/s/ Kevin L. Roberg                              Director
-----------------------------------
Kevin L. Roberg

/s/ Donald C. Wegmiller                          Director
-----------------------------------
Donald C. Wegmiller

/s/ Carl J. Schramm, Ph.D.                       Director
-----------------------------------
Carl J. Schramm, Ph.D.



                             LIFERATE SYSTEMS, INC.

                  EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-KSB
                      FOR THE YEAR ENDED DECEMBER 31, 1996

   Item No.                            Item                                           Method of Filing
   --------                            ----                                           ----------------
   3.1          Amended and Restated Articles of Incorporation..........Incorporated by reference to Exhibit 3.1 of the
                                                                        Company's Registration Statement on Form SB-2
                                                                        (File No. 33-89016C).

   3.2          Amended and Restated Bylaws, as amended.................Incorporated by reference to Exhibit 3.2 of the
                                                                        Company's Annual Report on Form 10-KSB, dated
                                                                        March 29, 1996 (File No. 0-25530)

   4.1          Form of the Company's Common Stock Certificate..........Incorporated by reference to Exhibit 4.1 to the
                                                                        Company's Registration Statement on Form SB-2
                                                                        (File No. 33-89016C).

   10.1         Form of Employment Agreement............................Incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form
                                                                        SB-2 (File No. 33-89016C).

   10.2         Employment Agreement, dated April 29, 1996,
                between the Company and William W. Chorske..............Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-QSB,
                                                                        dated May 15, 1996 (File No. 0-25530).

   10.3         Stock Option Agreement, dated April 29, 1996,
                between the Company and William W. Chorske..............Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-QSB,
                                                                        dated May 15, 1996 (File No. 0-25530).

   10.4         Employee Stock Purchase Plan, as amended................Incorporated by reference to Exhibit 10.27 of the Company's Annual Report on Form 10-KSB/A
                                                                        (Amendment No. 1), dated April 30, 1996 (File
                                                                        No. 0-25530)

   10.5         1993 Stock Option Plan, as amended......................Incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form
                                                                        S-8 as filed on March 29, 1995.

   10.6         Form Incentive Stock Option Agreement for Employees.....Incorporated by reference to Exhibit 10.14 to the Company's Registration Statement on Form
                                                                        SB-2 (File No. 33-89016C).

   10.7         Form Non-Statutory Stock Option Agreement for
                Non-Employees...........................................Incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form
                                                                        SB-2 (File No. 33-89016C).

   10.8         Letter Agreement with The Atlanta Cardiology
                Group, dated September 28, 1994 (confidential
                portions have been omitted and filed with the
                Secretary of the Commission)............................Incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form
                                                                        SB-2 (File No. 33-89016C).

   10.9         Agreement with Clinical Sales and Service, Inc.,
                dated July 1, 1994......................................Incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form
                                                                        SB-2 (File No. 33-89016C).

   10.10        Agreement with Clinical Sales and Service, Inc.,
                dated November 1, 1994..................................Incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form
                                                                        SB-2 (File No. 33-89016C).

   10.11        Amendment to Marketing Agreement with Clinical
                Sales and Service, Inc., dated December 31, 1994........Incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form
                                                                        SB-2 (File No. 33-89016C).

   10.12        Promissory Note, dated January 24, 1995, from Paul
                Benson to the Company...................................Incorporated by reference to Exhibit 10.19 to the Company's Registration Statement on Form
                                                                        SB-2 (File No. 33-89016C).

   10.13        Lease Agreement with Alpha Associates, Inc. dated
                April 30, 1993..........................................Incorporated by reference to Exhibit 10.20 to the Company's Registration Statement on Form
                                                                        SB-2 (File No. 33-89016C).

   10.14        Shareholder Voting Agreement, dated as of December
                26, 1995 by and among the Company, Medtronic,
                Inc., Donna J. Edmonds, Jeffrey B. Comer, David W.
                Haskin and Paul D. Benson...............................Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated
                                                                        December 22, 1995 (File No. 0-25530).

   10.15        Investment Agreement, dated as of December 26,
                1995 between the Company and Medtronic, Inc.............Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, dated
                                                                        December 22, 1995 (File No. 0-25530).

   10.16        License and Development Agreement, dated as of
                December 26, 1995 between the Company and
                Medtronic, Inc..........................................Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, dated
                                                                        December 22, 1995 (File No. 0-25530).

   10.17        Computer Software Purchase Agreement, dated July
                2, 1995, between the Company, Anthony Furnary,
                M.D. and APF, LLC.......................................Incorporated by reference to Exhibit 10.28 of the Company's Annual Report on Form 10-KSB,
                                                                        dated March 29, 1996 (File No. 0-25530).

   10.18        Sales and Marketing Services Agreement, dated as
                of September 18, 1995, between the Company and
                Clinical Sales and Services, Inc........................Incorporated by reference to Exhibit 10.29 of the Company's Annual Report on Form 10-KSB,
                                                                        dated March 29, 1996 (File No. 0-25530).

   10.19        Separation Agreement and Release, dated as of
                February 2, 1996 between the Company and Donald B.
                Olson...................................................Incorporated by reference to Exhibit 10.30 of the Company's Annual Report on Form 10-KSB,
                                                                        dated March 29, 1996 (File No. 0-25530).

   10.20        Separation Agreement and Release, dated as of
                February 2, 1996 between the Company and Merry M.
                Olson...................................................Incorporated by reference to Exhibit 10.31 of the Company's Annual Report on Form 10-KSB,
                                                                        dated March 29, 1996 (File No. 0-25530).

   10.21        Agreement, dated June 4, 1996, between the Company
                and Jeffrey B. Comer....................................Filed herewith electronically.

   10.22        Consulting Agreement, dated June 4, 1996, between
                the Company and Jeffrey B. Comer........................Filed herewith electronically.

   10.23        Non-Statutory Stock Option Agreement, dated June
                6, 1995, between the Company and Jeffrey B. Comer.......Filed herewith electronically.

   10.24        Agreement, dated June 5, 1996, between the Company
                and David W. Haskin.....................................Filed herewith electronically.

   10.25        Agreement, dated September 1, 1996, between the
                Company and William Knopf, M.D..........................Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-QSB,
                                                                        dated November 14, 1996 (File No. 0-25530).

   10.26        Consulting and Advisory Agreement, dated September
                1, 1996, between the Company and William Knopf,
                M.D.....................................................Incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-QSB,
                                                                        dated November 14, 1996 (File No. 0-25530).

   10.27        Non-Statutory Stock Option Agreement dated
                September 1, 1996, between the Company and William
                Knopf, M.D..............................................Incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-QSB,
                                                                        dated November 14, 1996 (File No. 0-25530).

   10.28        Agreement, dated September 25, 1996, between the
                Company and Donna J. Edmonds............................Filed herewith electronically.

   10.29        Non-Statutory Stock Option Agreement, dated
                September 1, 1996, between the Company and Donna
                J. Edmonds..............................................Filed herewith electronically.

   10.30        Software Development Agreement, dated December 18,
                1996, between the Company and National
                Jewish Center(1)........................................Filed herewith electronically.

   10.31        Technical Support Agreement, dated December 18,
                1996, between the Company and National Jewish Center....Filed herewith electronically.

   10.32        Agreement, dated March 28, 1997 between The
                Company and Atlanta Cardiology Group,
                P.C.....................................................Filed herewith electronically.

   10.33        Convertible Subordinated Note, dated
                March 28, 1997, issued by the Company to The
                Atlanta Cardiology Group,
                P.C.....................................................Filed herewith electronically.

   10.34        Mutual Release, dated March 28, 1997, between the
                Company and The Atlanta Cardiology Group,
                P.C.....................................................Filed herewith electronically.

   10.35        Master Agreement, dated March 25, 1997, among the
                Company, Anthony Furnary, M.D. and APF, LLC.............Filed herewith electronically.

   10.36        Modification Agreement, dated March 25, 1997,
                among the Company, Anthony Furnary, M.D. and APF,
                LLC ....................................................Filed herewith electronically.

   10.37        Consulting Agreement, dated March 28, 1997,
                between the Company and Anthony Furnary, M.D............Filed herewith electronically.

   10.38        Non-Statutory Stock Option Agreement, dated March
                24, 1997, covering 550,000 shares between the
                Company and APF,LLC.....................................Filed herewith electronically.

   10.39        Non-Statutory Stock Option Agreement, dated March
                4, 1997, covering 26,000 shares between the
                Company and APF,LLC.....................................Filed herewith electronically.

   10.40        Non-Statutory Stock Option Agreement, dated March
                4, 1997, covering 10,333 shares between the
                Company and Anthony Furnary, M.D........................Filed herewith electronically.

   23.1         Consent of Independent Auditors.........................Filed herewith electronically.

   27.1         Financial Data Schedule.................................Filed herewith electronically.

(1) Confidential treatment has been requested with respect to designated portions of this document. Such portions have been omitted and filed separately with the Commission pursuant to Rule 24b-2 of the Securities and Exchange Act of 1934, as amended.
