Form 10QSB
period 1997-03-31
LIFERATE SYSTEMS INC
filed 1997-05-15
CIK 937251

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For The Quarterly Period Ended March 31, 1997

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

Yes _X_ No ___

As of May 1, 1997, there were 3,819,708 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one):  Yes ____ No_X_

                             LIFERATE SYSTEMS, INC.
                          INDEX TO FINANCIAL STATEMENTS


                                                                           PAGE
                                                                           ----
ITEM 1.  FINANCIAL STATEMENTS

     Condensed Balance Sheets -
     December 31, 1996 and March 31, 1997                                   3

     Condensed Statements of Operations -
     Three Months Ended March 31, 1996 and 1997 and Date of Inception to
     March 31, 1997.                                                        4

     Statements of Cash Flow -
     Three Months Ended March 31, 1996 and 1997
     and Date of Inception to March 31, 1997.                               5

     Notes to Condensed Financial Statements                                6

ITEM 2. Management's Discussion and Analysis                                7



                             LIFERATE SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            CONDENSED BALANCE SHEETS


                                                              December 31,            MARCH 31,
                                                                  1996                 1997
ASSETS                                                           (NOTE)             (UNAUDITED)
                                                              ------------         ------------
Current assets:
     Cash and cash equivalents                                $  2,072,000         $    939,600
     Accounts receivable, less allowance of $60,400 at
     December 31, 1996 and $22,900 at March 31, 1997               142,400              156,200
     Prepaid expenses and other current assets                     122,700              105,700
                                                              ------------         ------------
TOTAL CURRENT ASSETS                                             2,337,100            1,201,500

Furniture and fixtures                                             177,400              207,600
Computer equipment                                                 837,200              839,300
                                                              ------------         ------------
                                                                 1,014,600            1,046,900
Less accumulated depreciation                                      325,900              401,000
                                                              ------------         ------------
                                                                   688,700              645,900
Software development costs, net of amortization of
$100,800 at December 31, 1996 and $126,100 at
March 31, 1997                                                      50,500               25,200
                                                              ------------         ------------
TOTAL ASSETS                                                  $  3,076,300         $  1,872,600
                                                              ============         ============

Liabilities and shareholders' equity
Current liabilities:
     Accounts payable and accrued liabilities                 $    417,800         $    536,000
     Other current liabilities                                      73,900               59,700
     Current portion of notes payable                               10,800                9,900
     Current portion of capitalized lease obligations                1,000               17,500
                                                              ------------         ------------
TOTAL CURRENT LIABILITIES                                          503,500              623,100

Convertible subordinated note                                    2,250,000            2,250,000
Notes payable                                                        1,800                  -
Capitalized lease obligation                                           -                    -
Deferred rent                                                       16,800               13,900
Deferred revenue                                                   151,800              144,300

Shareholders' equity:
     Preferred stock, no par value:
     Authorized shares - 1,000,000
     Issued and outstanding shares-none in 1995 and
     1996 Common stock, no par value:
     Authorized shares - 10,000,000
     Issued and outstanding shares - 3,811,639 at
     December 31, 1996 and 3,819,708 at March 31,1997
                                                                17,260,700           17,283,000
     Deficit accumulated during the development stage          (17,108,300)         (18,441,700)
                                                              ------------         ------------
Total shareholders' equity                                         152,400           (1,158,700)
                                                              ------------         ------------

Toal liabilities and shareholders' equity                     $  3,076,300         $  1,872,600
                                                              ============         ============

Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date.


                             LIFERATE SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                                                  July 18, 1990
                                                   Three Months                (Date of Inception)
                                                  Ended March 31,                       to
                                                                                    March 31,
                                             1996                 1997                 1997
                                             ----                 ----                 ----

Net revenues                             $    109,200         $    198,800         $  1,389,100
Cost of revenues                               43,900               42,600              266,000
                                         ------------         ------------         ------------
Gross profit                                   65,300              156,200            1,123,100

Operating expenses:
     Sales and marketing                      618,900              535,700            6,016,300
     Research and development                 491,900              419,500            8,431,100
     General and administrative               483,400              547,900            5,452,800
                                         ------------         ------------         ------------
Loss from operations                       (1,528,900)          (1,346,900)         (18,777,100)
Interest income                                91,100               13,800              372,700
Interest expense                                1,300                  300               37,300
                                         ------------         ------------         ------------
Net loss                                 $ (1,439,100)        $ (1,333,400)        $(18,441,700)
                                         ============         ============         ============
Net loss per share                       $      (0.39)        $      (0.35)
                                         ============         ============

Weighted average number of common
shares outstanding                          3,725,111            3,819,708
                                         ============         ============

See accompanying notes


                             LIFERATE SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                                       JULY 18, 1990
                                                                                                                         (DATE OF
                                                                                           THREE MONTHS ENDED         INCEPTION) TO
                                                                                                MARCH 31                 MARCH 31
                                                                                         1996              1997             1997
                                                                                         ----              ----             ----
OPERATING ACTIVITIES
Net loss                                                                     $ (1,439,100)        $ (1,333,400)        $(18,441,700)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                 41,100              100,400              527,700
     Writedown of software development costs to net realizable value                 --                   --                599,600
     Stock issued for services                                                       --                   --                187,500
     Value of stock options granted for services rendered                            --                   --                974,000
     Convertible subordinated note issued for services rendered                      --                   --              2,250,000
     Changes in operating assets and liabilities:
       Accounts receivable                                                       (257,600)             (13,800)            (156,200)
       Prepaid and other current assets                                            (8,700)              17,000             (105,700)
       Other assets                                                              (158,200)                --                   --
       Accounts payable and other accrued  liabilities                           (385,000)             104,000              931,500
       Deferred revenue                                                           398,500               (7,500)             144,300
       Deferred rent                                                               (3,000)              (2,900)              13,900
                                                                             ------------         ------------         -------------
Net cash used in operating activities                                          (1,812,000)          (1,136,200)         (13,075,100)

INVESTING ACTIVITIES
Software development costs                                                           --                   --               (750,900)
Purchase of furniture and equipment                                              (373,300)             (32,300)          (1,004,700)
                                                                             ------------         ------------         -------------
Net cash used in investing activities                                            (373,300)             (32,300)          (1,755,600)

FINANCING ACTIVITIES
Payments on notes payable and capital lease obligations                           (10,700)              (3,700)            (165,100)
Stock subscription received                                                          --                   --                  5,000
Proceeds from issuance of notes payable and capital lease obligations                --                 17,500              307,700
Proceeds from issuance of common stock                                          1,683,300               22,300           15,622,700
                                                                             ------------         ------------         -------------
Net cash provided by financing activities                                       1,672,600               36,100           15,770,300
                                                                             ------------         ------------         -------------

Increase in cash and cash equivalents                                            (512,700)          (1,132,400)             939,600
Cash and cash equivalents at beginning of period                                7,750,500            2,072,000                  -
                                                                             ------------         ------------         -------------
Cash and cash equivalents at end of period                                   $  7,237,800         $    939,600         $    939,600
                                                                             ============         ============         ============

See accompanying notes


                             LIFERATE SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 1997



1.       Organization and Description of Business

         LifeRate Systems, Inc. is a development stage enterprise engaged in marketing proprietary clinical software systems to health care providers and payors to produce information to measure and quantify the quality and cost of health care.

2.       Basis of Presentation

         The financial information presented as of March 31, 1996 and 1997 has been prepared from the books and records without audit. Financial information as of December 31, 1996 is based on audited financial statements of LifeRate Systems, Inc. but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the Company's accounting policies, refer to the financial statements and attached notes included in the Company's Form 10-KSB for the fiscal year ended December 31, 1996 as filed with the Securities and Exchange Commission.

3.       Net Loss Per Share

         Net loss per share is computed using the weighted average number of common shares outstanding during the period. Common equivalent shares from stock options and warrants are excluded from the computation as their effect is antidilutive. In February 1997, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 128, "EARNINGS PER SHARE." This Statement replaces the presentation of primary earnings per share (EPS) with basic EPS and also requires dual presentation of basic and diluted EPS for entities with complex capital structures. This Statement is effective for the fiscal year ended December 31, 1997. For the quarter ended March 31, 1997, there is no difference between basic earnings per share under Statement No. 128 and primary net loss per share as reported.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Introduction

The Company's primary focus during the first quarter of 1997 was the completion of a new release of the LifeRate Clinical Information System. This upgrade will provide the LifeRate System the ability to capture more detailed information on a patient's past surgical procedures. The System's outpatient visit note, a summary of the patient's visit with the physician, was also enhanced to allow customization by the physician. The Company believes these features will allow the physician to better monitor outcomes. The release is scheduled for May 1997.

In January 1997, the Company entered into an agreement with National Jewish Medical and Research Center develop a computerized patient record to expand their disease management programs in respiratory medicine and immunology. Sales and marketing efforts also continue on LifeRate's Clinical Information System. To date, the Company has entered into agreement for the sale and installation of the LifeRate System at seven cardiovascular practice groups and three asthma and allergy practices.

Results of Operations

The Company generated revenues of $198,800 for the three months ended March 31, 1997. Development fees related to the National Jewish contract contributed $150,000, or 75.5% of total revenues. Recurring license fees were $48,000 for the three months ended March 31, 1997. This compares to $109,200 in revenues for the three months ended March 31, 1996, of which $98,750 or 90.4%, related to development fees under contractual agreement and $10,000, or 9.2%, related to system installations.

Costs of revenues were $42,600 and $43,900 for the three months ended March 31, 1997 and 1996, respectively. Amortization of capitalized software costs contributed $25,200 in expense to both periods. For the three months ended March 31, 1997, cost of revenues included $14,900 of royalty expense. No royalty expense was recorded for the three months ended March 31, 1996. For the first quarter of 1996, cost of revenues include $18,700 of development expense recorded against the development contract generating the majority of revenue in that period.

Royalty expense of $14,900 for the first quarter of 1997 was recorded at rate of 7.5% on all product related sales under an agreement with Anthony Furnary, M.D. Under a modified agreement effective March 1997, royalties will be paid to Dr. Furnary at 3.0% of sales beginning in 1999 (or sooner if the Company reaches $20,000,000 of cumulative revenues ) up to $100,000,000 and, thereafter, at 3.6% on all gross revenues.

Sales and marketing expenses were $535,700 for the three months ended March 31, 1997. This is a decrease of $83,200, or 13.4%, from the three months ended March 31, 1996. During 1995, Clinical Sales & Service ("CSSI") provided substantially all of the Company's sales, marketing and clinical support functions. During the first quarter of 1996, the employees of CSSI became employees of the Company. Expenses for the three months ended March 31, 1996 are higher than those in the comparable period of 1997 due to relocation and other one time costs associated with this integration.

Research and development expenses for the three months ended March 31, 1997 were $419,500, a decrease of $72,400, or 14.7%, from the three months ended March 31, 1996. This decrease reflects a number of one time expenses incurred in the first quarter of 1996 related to the recruitment and relocation of key staff members. The Company plans to continue to invest the resources needed to develop the product capabilities being demanded by its customer base.

General and administrative expenses increased $64,500, or 13.3%, from $483,400 for the three months ended March 31, 1996 to $547,900 for the three months ended March 31, 1997. This increase is due to $93,900 in legal and professional fees related to the renegotiation of the agreement with Dr. Furnary previously discussed and the cancellation of a royalty agreement with Atlanta Cardiology Group P.C. ("ACG"), $53,900 in recruiting fees for a new Chief Executive Officer and $ 59,100 in increased depreciation expense related to equipment purchased late in the first quarter and remainder of 1996. These increases were offset by lower payroll and travel related expenses resulting from the change in management that occurred in the second quarter of 1996.

Interest income decreased from $91,100 in the three months ended March 31, 1996 to $13,800 for the three months ended March 31, 1997. This decrease reflects the lower overall cash position in the first quarter of 1997 compared to that in 1996 when proceeds from a private placement of stock had been received in December 1996 and January 1997.

Interest expenses have not been a significant expense to the Company. Beginning April 1997, interest will accrue on a $2,250,000 convertible subordinated note payable. This note was issued in connection with the cancellation of a royalty agreement with ACG. The note bears interest at 10%. Of the interest incurred, 50% will be paid annually, with the remainder due upon maturity of the note in 2002.

Liquidity and Capital Resources

The Company has financed its operations since inception primarily through private and public placement of Common Stock.

In March 1997, the Company issued a convertible subordinated note to ACG in the principal amount of $2,250,000. The note matures April 1, 2002 and bears interest at 10% per year. Of the interest incurred, 50% will be payable each year, with the remainder due upon maturity of the note. Up to $2,000,000 of the principal amount of the note is convertible by ACG into Common Stock of the Company at the rate of $3.60 per share, subject to adjustment in certain cases to protect ACG from certain dilutive events. The note was issued for services previously rendered.

At March 31, 1997, the Company's cash and cash equivalents were $939,600, a decrease of $1,132,400 from December 31, 1996. The main use of this cash was to fund operations. The Company does not have significant capital equipment purchase commitments but does plan to continue to fund software development efforts.

The current cash balance is not sufficient to fund the Company's operations through the second quarter of 1997. The Company has secured a bridge loan of $1,500,000 to fund its operations while it explores its options to raise additional capital to fund operations. There can be no assurance that the Company will be able to obtain additional financing on satisfactory terms. If the Company is unable to obtain additional financing it will be forced to cease operations.

                           PART II - OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

             ITEM NUMBER               ITEM                     METHOD OF FILING
             27.1             Financial Data Schedule           Filed herewith


         (b) Reports of Form 8-K

             On May 5, 1997, the Company filed a report on Form 8K to report various changes in its executive officers and directors.


                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.


Dated: May 14, 1997


                                             LifeRate Systems, Inc.



                                             By:/S/ William W. Chorske
                                                ------------------------
                                             William W. Chorske
                                             Chairman of the Board



                                             By:/S/John Goodrich
                                                ------------------------
                                             John Goodrich
                                             Principle Executive, Financial and
                                             Accounting Officer




                             LIFERATE SYSTEMS, INC.

                           EXHIBIT INDEX TO QUARTERLY
                             REPORT ON FORM 10-QSB
                 for the quarterly Period ended March 31, 1997


    Item No.               Item                              Method of Filing
    -----------            ----                              ----------------
       27.1                Financial Data Schedule ........  Filed herewith.