Form 10QSB
period 1997-06-30
LIFERATE SYSTEMS INC
filed 1997-08-14
CIK 937251

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For The Quarterly Period Ended June 30, 1997

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

Yes [X]   No [ ]

As of July 28, 1997, there were 3,824,755 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one):  Yes ____ No __X__

                             LIFERATE SYSTEMS, INC.
                          INDEX TO FINANCIAL STATEMENTS


                                                                            PAGE
ITEM 1. FINANCIAL STATEMENTS

           Condensed Balance Sheets -
           December 31, 1996 and June 30, 1997                                 3

           Condensed Statements of Operations -
           Three Months Ended June 30, 1996 and 1997 and six months ended
           June 30, 1996 and 1997 and Date of Inception to June 30, 1997.      4

           Statements of Cash Flow -
           Six Months Ended June 30, 1996 and 1997
           and Date of Inception to June 30, 1997.                             5

           Notes to Condensed Financial Statements                             6

ITEM 2. Management's Discussion and Analysis                                   7

                             LIFERATE SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            CONDENSED BALANCE SHEETS

                                                                       December 31,          June 30,
                                                                           1996                1997
                                                                       ------------       ------------
ASSETS                                                                    (NOTE)           (UNAUDITED)
Current assets:
     Cash and cash equivalents                                         $  2,072,000       $    342,900
     Accounts receivable, less allowance of $60,400 at
     December 31, 1996 and $22,900 at June 30, 1997                         142,400            264,200
     Prepaid expenses and other current assets                              122,700             81,900
                                                                       ------------       ------------
TOTAL CURRENT ASSETS                                                      2,337,100            689,000

Furniture and fixtures                                                      177,400            206,100
Computer equipment                                                          837,200            839,300
                                                                       ------------       ------------
                                                                          1,014,600          1,045,400
Less accumulated depreciation                                               325,900            474,400
                                                                       ------------       ------------
                                                                            688,700            571,000
Software development costs, net of amortization of $100,800 at
December 31, 1996 and $151,300 at June 30, 1997                              50,500               --
                                                                       ------------       ------------
TOTAL ASSETS                                                           $  3,076,300       $  1,260,000
                                                                       ============       ============

Liabilities and shareholders' equity
   Current liabilities:
     Accounts payable and accrued liabilities                          $    417,800       $    425,400
     Accrued interest                                                          --               41,500
     Other current liabilities                                               73,900             54,200
     Current portion of convertible notes payable-related parties              --            1,000,000
     Current portion of notes payable                                        10,800              7,300
     Current portion of capitalized lease obligations                         1,000              8,300
                                                                       ------------       ------------
TOTAL CURRENT LIABILITIES                                                   503,500          1,536,700

Convertible subordinated note                                             2,250,000          2,250,000
Accrued interest                                                               --               28,100
Notes payable                                                                 1,800               --
Capitalized lease obligation                                                   --                7,300
Deferred rent                                                                16,800             10,900
Deferred revenue                                                            151,800            210,500

Shareholders' equity:
     Preferred stock, no par value:
     Authorized shares - 1,000,000
     Issued and outstanding shares-none in 1996 and 1997
     Common stock, no par value:
     Authorized shares - 10,000,000
     Issued and outstanding shares - 3,811,639 at
     December 31, 1996 and 3,824,755 at June 30, 1997                    17,260,700         17,299,900
     Deficit accumulated during the development stage                   (17,108,300)       (20,083,400)
                                                                       ------------       ------------
Total shareholders' equity                                                  152,400         (2,783,500)
                                                                       ------------       ------------

Total liabilities and shareholders' equity                             $  3,076,300       $  1,260,000
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

                             LIFERATE SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                               July 18, 1990
                                               Three Months                         Six Months                   (Date of
                                               Ended June 30                       Ended June 30               Inception) to
                                               -------------                       -------------               -------------

                                           1996             1997              1996              1997           June 30, 1997
                                       -----------       -----------       -----------       -----------       -------------
Net revenues                           $   150,100       $    44,800       $   259,300       $   243,600       $  1,433,900
Cost of revenues                            35,900            25,200            79,800            67,800            291,200
                                       -----------       -----------       -----------       -----------       ------------
Gross profit                               114,200            19,600           179,500           175,800          1,142,700

Operating expenses:
     Sales and marketing                   617,800           509,300         1,236,700         1,045,000          6,525,600
     Research and development              560,400           374,000         1,052,300           793,500          8,805,100
     General and administrative            727,500           714,800         1,210,900         1,262,600          6,167,500
                                       -----------       -----------       -----------       -----------       ------------
Loss from operations                    (1,791,500)       (1,578,500)       (3,320,400)       (2,925,300)       (20,355,500)
Interest income                             77,000             8,200           168,100            21,900            380,800
Interest expense                             1,400            71,400             2,700            71,700            108,700
                                       -----------       -----------       -----------       -----------       ------------

Net loss                               $(1,715,900)      $(1,641,700)      $(3,155,000)      $(2,975,100)      $(20,083,400)
                                       ===========       ===========       ===========       ===========       ============

Net loss per share                     $     (0.45)      $     (0.43)      $     (0.84)      $      (0.78)
                                       ===========       ===========       ===========       ============


Weighted average number of common
shares outstanding                       3,804,973         3,819,708         3,762,955         3,819,708
                                       ===========       ===========       ===========       ============

                             LIFERATE SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                                  JULY 18, 1990
                                                                                                                    (DATE OF
                                                                                      SIX MONTHS ENDED            INCEPTION) TO
                                                                                           JUNE 30                  JUNE 30,

                                                                                    1996            1997              1997
                                                                                -----------      -----------      ------------
OPERATING ACTIVITIES
Net loss                                                                        $(3,155,000)     $(2,975,100)     $(20,083,400)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                   82,200          198,900           626,200
     Writedown of software development costs to net realizable value                   --               --             599,600
     Stock issued for services                                                         --               --             187,500
     Value of stock options granted for services rendered                              --              8,300           982,300
     Convertible subordinated note issued for services rendered                        --               --           2,250,000
     Changes in operating assets and liabilities:
       Accounts receivable                                                          (95,400)         (94,200)         (236,600)
       Prepaid and other current assets                                            (108,600)          13,200          (109,500)
       Other assets                                                                  11,800             --                --
       Accounts payable and other accrued liabilities                              (487,400)         (10,600)          816,900
       Accrued interest                                                                --             69,600            69,600
       Deferred revenue                                                             277,600           58,700           210,500
       Deferred rent                                                                 (6,000)          (5,900)           10,900
                                                                                -----------      -----------      ------------
Net cash used in operating activities                                            (3,480,800       (2,737,100)      (14,676,000)

INVESTING ACTIVITIES
Software development costs                                                             --               --            (750,900)
Purchase of furniture and equipment                                                (483,800)         (30,700)       (1,003,100)
                                                                                -----------      -----------      ------------
Net cash used in investing activities                                              (483,800)         (30,700)       (1,754,000)

FINANCING ACTIVITIES
Payments on notes payable and capital lease obligations                             (16,000)          (9,700)         (171,100)
Stock subscription received                                                            --               --               5,000
Proceeds from issuance of notes payable and capital lease obligations                  --          1,017,500         1,307,700
Proceeds from issuance of common stock                                            1,908,900           30,900        15,631,300
                                                                                -----------      -----------      ------------
Net cash provided by financing activities                                         1,892,900        1,038,700        16,772,900
                                                                                -----------      -----------      ------------

Increase (Decrease) in cash and cash equivalents                                 (2,071,700)      (1,729,100)          342,900
Cash and cash equivalents at beginning of period                                  7,750,500        2,072,000              --
                                                                                -----------      -----------      ------------
Cash and cash equivalents at end of period                                      $ 5,678,800      $   342,900      $    342,900
                                                                                ===========      ===========      ============

See accompanying notes

                             LIFERATE SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 1997



1.       Organization and Description of Business

         LifeRate Systems, Inc. is a development stage enterprise engaged in marketing proprietary clinical software systems to health care providers and payors to produce information to measure and quantify the quality and cost of health care.

2.       Basis of Presentation

         The financial information presented as of June 30, 1996 and 1997 has been prepared from the books and records without audit. Financial information as of December 31, 1996 is based on audited financial statements of LifeRate Systems, Inc. but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the Company's accounting policies, refer to the financial statements and attached notes included in the Company's Form 10-KSB for the fiscal year ended December 31, 1996 as filed with the Securities and Exchange Commission.

3.       Net Loss Per Share

         Net loss per share is computed using the weighted average number of common shares outstanding during the period. Common equivalent shares from stock options and warrants are excluded from the computation as their effect is antidilutive. In February 1997, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 128, "EARNINGS PER SHARE." This Statement replaces the presentation of primary earnings per share (EPS) with basic EPS and also requires dual representation of basic and diluted EPS for entities with complex capital structures. This Statement is effective for the fiscal year ended December 31, 1997. For the three and six month periods ended June 30, 1997, there is no difference between basic earnings per share under Statement No. 128 and primary net loss per share as reported.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

Introduction

During the second quarter of 1997, the Company completed a new release of the LifeRate Clinical Information System, which enables the System to capture more detailed information on a patient's past surgical procedures. LifeRate also enhanced the System's outpatient visit note, a summary of the patient's visit with the physician, to allow customization by the physician. The Company believes that these features will allow the physician to better monitor outcomes. The Company also continued development of its Cath Lab product during the quarter, which is scheduled for release later in 1997.

In June 1997, the Company signed an agreement to install the LifeRate System at Washington Hospital Center in Washington, DC. In July 1997, Red Oak Cardiovascular Center in Houston, Texas entered into an agreement for the installation of a LifeRate System. Prior to these agreements, the Company has installed the LifeRate System at seven cardiovascular practice groups and three asthma and allergy practices.

The Company has experienced continued losses during 1997. Accordingly, the Company implemented stronger cost containment programs beginning in the first quarter of 1997 which remained in place throughout the second quarter of 1997. These programs have been developed to conserve cash while still allowing the continued development of the LifeRate System and its sales and marketing efforts.

Results of Operations

The Company generated revenues of $44,800 for the three months ended June 30, 1997, all of which resulted from recurring license fees. This compares to $150,100 of revenues generated for the three months ended June 30, 1996. Recurring licenses were $12,500 during the second quarter of 1996 as there were only two installed systems at the beginning of this period. Installation fees contributed $40,000 of revenue in the second quarter of 1996 while the remainder of revenues were related to development and other one time fees.

Revenues of $243,600 for the six months ended June 30, 1997 include $150,000 of development fees related to the previously announced National Jewish contract and $92,800 of recurring license fees. This compares to $259,300 in revenues for the six months ended June 30, 1996, which consisted of $177,100 of development fees, $12,500 of recurring license fees, and $50,000 of installation fees.

Costs of revenues were $25,200 and $35,900 for the three months ended June 30, 1997 and 1996, respectively. Amortization of capitalized software costs contributed $25,200 of these amounts in both periods. For the three months ended June 30, 1996, cost of revenues also included $10,700 of development expense related to the development contract generating the majority of revenue in that period. Cost of revenues were $67,800 and $76,800 for the six months ended June 30, 1997 and 1996, respectively. Amortization of capitalized software costs of $50,400 in both periods contributed the majority of expense. During the first quarter of 1997, the Company incurred royalty expense, which is included in cost of revenues, of $14,900 under an agreement with Anthony Furnary, M.D., a director of the Company. In March 1997, the Company and Dr. Furnary modified this Agreement, which now provides for LifeRate to pay Dr. Furnary royalties at 3% of all gross revenues beginning in 1999 (or sooner if the Company reaches $20,000,000 of cumulative revenues) up to $100,000,000 and, thereafter, at 3.6% on all gross revenues. No royalty expense was recorded in the second quarter of 1997 or for the comparable period of 1996. For the first six months of 1996, cost of revenues included $29,400 of development expense recorded against the development contract generating the majority of revenue in that period.

Sales and marketing expenses were $509,300 and $1,045,000 for the three and six months ended June 30, 1997, respectively. This compares to $617,800 and $1,236,700 for the three and six months ended June 30, 1996, respectively. During 1995, Clinical Sales & Service ("CSSI") provided substantially all of the Company's sales, marketing and clinical support functions. During the first quarter of 1996, the employees of CSSI became employees of the Company. Expenses for the three and six months ended June 30, 1996 are higher than those in the comparable period of 1997 due to relocation and other one time costs associated with this integration. As previously discussed, the Company has implemented a cost containment program, which has also decreased sales and marketing expenses.

Research and development expenses for the three months ended June 30, 1997 were $374,000, a decrease of $186,400, or 33.3%, from the three months ended June 30, 1996. For the six months ended June 30, 1997, research and development expenses were $735,500, a $ 258,000, or 24.6%, decrease from the six months ended June 30, 1996. These decreases reflect a number of one time expenses incurred in 1996 related to the recruitment and relocation of key staff members combined with the cost containment programs implemented in 1997. The Company plans to continue to invest the resources needed to meet customer and market requirements.

General and administrative expenses of $714,800 were incurred in the three months ended June 30, 1997. These expenses are $12,700 lower than the $727,500 of general and administrative expenses incurred in the three months ended June 30, 1996. This decrease reflects the effects of the cost containment program implemented in 1997 offset by a $100,000 milestone payment related to renegotiated agreement with Dr. Furnary described above, and $57,600 in increased depreciation expense related to the office expansion that occurred in the third quarter of 1996. General and administrative expenses increased from $1,210,900 for the six months ended June 30, 1996 to $1,262,600 for the six months ended June 30, 1997. This increase is due to $ 93,900 in legal and professional fees related to the renegotiation of the agreement with Dr. Furnary and the cancellation of a royalty agreement with Atlanta Cardiology Group P.C. ("ACG"), $76,000 in recruiting fees for a new Chief Executive Officer, $116,700 in increased depreciation expense related to equipment purchased during 1996 and the $100,000 milestone payment to Dr. Furnary. These increases were offset by lower payroll and travel related expenses resulting from the change in management that occurred in the second quarter of 1996 and the 1997 cost containment program.

Interest income decreased from $77,100 and $168,100 in the three and six months ended June 30, 1996 to $8,200 for the three months ended June 30, 1997 and $21,900 for the six months ended June 30,1997. These decreases reflect the lower overall cash position in 1997 compared to 1996.

Prior to the second quarter of 1997, interest expense had not been a significant expense to the Company. However, the Company incurred interest expense of $71,700 in the quarter ended June 30, 1997 under the instruments described below. In April 1997, interest began to accrue on a $2,250,000 convertible subordinated note payable. This note was issued in connection with the cancellation of a royalty agreement with ACG. The note bears interest at 10%. Interest will be paid at a rate of 5%, with the remaining 5% accruing until the end of the note term in 2002. In addition, the Company issued convertible promissory notes in the aggregate amount of $1,000,000 in May 1997 and $500,000 in July 1997. These notes bear interest at the prime rate and are described in more detail below under the heading "Liquidity and Capital Resources". Accordingly, the Company expects to incur interest expense in future periods.

Liquidity and Capital Resources

The Company has financed its operations since inception primarily through private and public placement of Common Stock.

At June 30, 1997, the Company had $342,900 in cash and cash equivalents, a $1,729,200 decrease from December 31, 1996. The primary use of this cash was to fund operations. The Company does not have significant capital equipment purchase commitments but does plan to continue to fund software develpment efforts.

In May 1997, the Company issued a convertible promissory note in the principal amount of $1,000,000 to Medtronic, Inc., a principal shareholder of the Company with a representative that serves on the Company's Board of Directors. This note bears interest at the prime rate. The note will become due upon the earlier of the completion by the Company of an equity financing raising gross proceeds of at least $5,000,000 or November 30, 1997. In addition, the note is convertible, at the option of the holder, into Common Stock at a conversion price equal to the lower of $2.00 or the average per share price in the Company's next equity financing. The Company also granted Medtronic a warrant to purchase a number of shares of Common Stock equal to 10% of the principal amount of the note. The warrant is exercisable at the same price as the conversion price of the note. The Company has agreed to grant additional warrants if the note is not paid when due. In July 1997, the Company issued additional notes in the aggregate principal amount of $500,000 and warrants to certain private investors on the same terms as the notes and warrants issued to Medtronic. The Company is using the proceeds from these note issuance to fund operations.

The Company currently estimates that its cash on hand will be sufficient to meet the Company's cash needs through September 30, 1997. Thereafter, the Company will require substantial additional capital to continue operations. There is no assurance that the Company will be able to secure additional financing or that, if available, that terms of such financing will be satisfactory to the Company. Without additional financing the Company will be forced to cease operations.

                           PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 22, 1997 the Company held its Annual Meeting of Shareholders (the "Meeting"). At the Meeting, the following individuals were elected to serve one year terms as directors of the Company as indicated:

         William W. Chorske          2,905,796 votes for; 24,707 votes withheld
         David D. Koentopf           2,883,697 votes for; 46,806 votes withheld
         Stanley R. Cowle            2,905,496 votes for; 25,007 votes withheld
         William D. Knopf, M.D.      2,905,296 votes for; 25,207 votes withheld
         Daniel A. Pelak             2,883,797 votes for; 46,706 votes withheld
         Kevin L. Roberg             2,905,796 votes for; 24,707 votes withheld
         Carl J. Schramm             2,883,797 votes for; 46,706 votes withheld
         Donald C. Wegmiller         2,905,796 votes for; 24,707 votes withheld

In addition, the following matters were submitted to the shareholders for their vote and approved as indicated: (i) a proposal to amend the Corporation's Amended And Restated Articles of Incorporation to increase the number of Common Stock to 20,000,000 shares (2,770,456 votes for, 146,874 votes against, 13,173 votes abstaining and zero broker non-votes); (ii) a proposal to ratify the selection of Ernst and Young LLP as independent auditors of the Company for the fiscal year ending December 31, 1997 (2,882,769 votes for; 35,899 votes against, 11,835 votes abstaining and zero broker non-votes).

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


         (a)    Exhibits

                ITEM NUMBER                      ITEM                  METHOD OF FILING

                10.1          Convertible Promissory Note dated         Filed herewith
                              May 12, 1997, from the Company to
                              Medtronic, Inc.
                10.2          Warrant, dated May 12, 1997, from the     Filed herewith
                              Company to Medtronic, Inc.
                27.1          Financial Data Schedule                   Filed herewith

         (b)    Reports of Form 8-K

                On May 5, 1997, the Company filed a report on Form 8-K to report various changes in its executive officers and directors.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.


Dated: August 14, 1997


                                     LifeRate Systems, Inc.



                                     By: /S/ William W. Chorske
                                         ------------------------------------
                                         William W. Chorske
                                         Chairman of the Board


                                     By: /S/John Goodrich
                                         ------------------------------------
                                         John Goodrich
                                         Principle Executive, Financial and
                                         Accounting Officer

                             LIFERATE SYSTEMS, INC.

                           EXHIBIT INDEX TO QUARTERLY
                              REPORT ON FORM 10-QSB
                  for the quarterly Period ended June 30, 1997



ITEM NUMBER                                      ITEM                            METHOD OF FILING
10.1          Convertible Promissory Note, dated May 12, 1997, from the           Filed herewith
              Company to Medtronic, Inc.

10.2          Warrant, dated May 12, 1997, from the Company to Medtronic, Inc.    Filed herewith

27.1          Financial Data Schedule                                             Filed herewith
