Form 10QSB
period 1997-09-30
LIFERATE SYSTEMS INC
filed 1997-11-14
CIK 937251

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For The Quarterly Period Ended September 30, 1997

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

Yes [X]   No [ ]

As of October 29, 1997, there were 3,824,755 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one):  Yes ___ No _X_

                             LIFERATE SYSTEMS, INC.
                          INDEX TO FINANCIAL STATEMENTS
                          -----------------------------


                                                                                                PAGE
                                                                                                ----
ITEM 1.  FINANCIAL STATEMENTS
                  Condensed Balance Sheets -                                                       3
                  September 30, 1997 and December 31, 1996

                  Condensed Statements of Operations -                                             4
                  Three Months Ended September 30, 1997 and 1996 and nine months ended
                  September 30, 1997 and 1996 and Date of Inception to September 30, 1997.

                  Statements of Cash Flow -                                                        5
                  Nine Months Ended September 30, 1997 and 1996
                  and Date of Inception to September 30, 1997.

                  Notes to Condensed Financial Statements                                          6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS                                                       7


                             LIFERATE SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            CONDENSED BALANCE SHEETS


                                                                         SEPTEMBER 30,     December 31,
ASSETS                                                                       1997              1996
                                                                          (UNAUDITED)         (NOTE)
                                                                         ------------      ------------
Current assets:
     Cash and cash equivalents                                           $     81,200      $  2,072,000
     Accounts receivable, less allowance of $22,900 at September 30,
     1997 and $60,400 at December 31, 1996                                    193,700           142,400
     Prepaid expenses and other current assets                                151,700           122,700
                                                                         ------------      ------------
Total current assets                                                          426,600         2,337,100

Furniture and fixtures                                                        206,100           177,400
Computer equipment                                                            840,600           837,200
                                                                         ------------      ------------
                                                                            1,046,700         1,014,600
Less accumulated depreciation                                                 547,000           325,900
                                                                         ------------      ------------
                                                                              499,700           688,700
Software development costs, net of amortization of $151,300 at
September 30, 1997 and $100,800 at December 31, 1996                             --              50,500
                                                                         ------------      ------------
Total Assets                                                             $    926,300      $  3,076,300
                                                                         ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
     Accounts payable and accrued liabilities                            $    485,200      $    417,800
     Accrued interest                                                          56,200              --
     Other current liabilities                                                 15,600            73,900
     Current portion of convertible notes payable-related parties           1,104,000              --
     Current portion of notes payable                                         504,500            10,800
     Current portion of capitalized lease obligations                           8,700             1,000
                                                                         ------------      ------------
Total current liabilities                                                   2,174,200           503,500

Convertible subordinated note                                               2,250,000         2,250,000
Accrued interest                                                              104,600              --
Notes payable                                                                    --               1,800
Capitalized lease obligation                                                    5,000              --
Deferred rent                                                                   7,900            16,800
Deferred revenue                                                              248,500           151,800
Shareholders' equity (deficit):
     Preferred stock, no par value: Authorized shares - 1,000,000
     Issued and outstanding shares-none in 1997 and 1996
     Common stock, no par value: Authorized shares - 20,000,000
     Issued and outstanding shares - 3,824,755 at September 30, 1997
     and 3,811,639 at December 31, 1996                                    17,299,900        17,260,700
     Deficit accumulated during the development stage                     (21,163,800)      (17,108,300)
                                                                         ------------      ------------
Total shareholders' equity (deficit)                                       (3,863,900)          152,400
                                                                         ------------      ------------
Total liabilities and shareholders' equity (deficit)                     $    926,300      $  3,076,300
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

                             LIFERATE SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                                             July 18, 1990
                                                Three Months                   Nine Months                      (Date of
                                             Ended September 30            Ended September 30                 Inception) to
                                      ------------------------------      -----------------------------
                                          1997              1996              1997              1996        September 30 1997
                                      ------------      ------------      ------------      ------------      ------------
Net revenues                          $    122,500      $     49,200      $    366,100      $    308,500      $  1,556,400
Cost of revenues                           134,600           220,000           508,400           711,200         1,562,000
                                      ------------      ------------      ------------      ------------      ------------
Gross profit                               (12,100)         (170,800)         (142,300)         (402,700)           (5,600)

Operating expenses:
     Sales and marketing                   281,600           443,500         1,020,600         1,268,800         5,671,000
     Research and development              244,500           564,900         1,038,000         1,617,200         9,049,600
     General and administrative            432,700           700,200         1,695,300         1,911,100         6,600,200
                                      ------------      ------------      ------------      ------------      ------------
Loss from operations                      (970,900)       (1,879,400)       (3,896,200)       (5,199,800)      (21,326,400)
Interest income                              4,100            60,200            26,000           228,300           384,900
Interest expense                           113,600             2,300           185,300             5,000           222,300
                                      ------------      ------------      ------------      ------------      ------------
Net loss                              $ (1,080,400)     $ (1,821,500)     $ (4,055,500)     $ (4,976,500)     $(21,163,800)

Net loss per share                    $      (0.28)     $      (0.48)     $      (1.06)     $      (1.27)
                                      ============      ============      ============      ============


Weighted average number of common
shares outstanding                       3,824,755         3,811,639         3,821,390         3,931,561
                                       ============      ============      ============      ============


See accompanying notes

                             LIFERATE SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                                  JULY 18, 1990
                                                                                                                    (DATE OF
                                                                                     NINE MONTHS ENDED            INCEPTION) TO
                                                                                        SEPTEMBER 30              SEPTEMBER 30
                                                                                ------------------------------

                                                                                    1997              1996              1997
                                                                                ------------      ------------      ------------
OPERATING ACTIVITIES
Net loss                                                                        $ (4,055,500)     $ (4,976,500)     $(21,163,800)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                   292,900           125,700           720,200
     Writedown of software development costs to net realizable value                    --                --             599,600
     Stock issued for services                                                          --                --             187,500
     Value of stock options granted for services rendered                              8,300              --             982,300
     Convertible subordinated note issued for services rendered                         --                --           2,250,000
     Changes in operating assets and liabilities:
       Accounts receivable                                                           (51,300)          (72,600)         (193,700)
       Prepaid and other current assets                                               16,300           (53,100)         (106,400)
       Other assets                                                                     --              11,800              --
       Accounts payable and other accrued  liabilities                                 9,100          (288,500)          836,600
       Accrued interest                                                              160,800              --             160,800
       Deferred revenue                                                               96,700           258,100           248,500
       Deferred rent                                                                  (8,900)           (8,900)            7,900
                                                                                ------------      ------------      ------------
Net cash used in operating activities                                             (3,531,600)       (5,004,000)      (15,470,500)

INVESTING ACTIVITIES
Software development costs                                                              --                --            (750,900)
Purchase of furniture and equipment                                                  (32,100)         (523,900)       (1,004,500)
                                                                                ------------      ------------      ------------
Net cash used in investing activities                                                (32,100)         (523,900)       (1,755,400)


FINANCING ACTIVITIES
Payments on notes payable and capital lease obligations                              (12,900)          (22,200)         (174,300)
Stock subscription received                                                             --               5,000             5,000
Proceeds from issuance of notes payable and capital lease obligations              1,554,900              --           1,845,100
Proceeds from issuance of common stock                                                30,900         1,908,900        15,631,300
                                                                                ------------      ------------      ------------
Net cash provided by financing activities                                          1,572,900         1,891,700        17,307,100
                                                                                ------------      ------------      ------------

Increase (Decrease) in cash and cash equivalents                                  (1,990,800)       (3,636,200)           81,200
Cash and cash equivalents at beginning of period                                   2,072,000         7,750,500              --
                                                                                ------------      ------------      ------------
Cash and cash equivalents at end of period                                      $     81,200      $  4,114,300      $     81,200
                                                                                ============      ============      ============


See accompanying notes

                             LIFERATE SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997



1.       Organization and Description of Business

         LifeRate Systems, Inc. is a development stage enterprise engaged in marketing proprietary clinical software systems to health care providers to produce information to measure and quantify the quality and cost of health care.

2.       Basis of Presentation

         The financial information presented as of September 30, 1997 and 1996 has been prepared from the books and records without audit. Financial information as of December 31, 1996 is based on audited financial statements of LifeRate Systems, Inc. but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the Company's accounting policies, refer to the financial statements and attached notes included in the Company's Form 10-KSB for the fiscal year ended December 31, 1996 as filed with the Securities and Exchange Commission.

3.       Net Loss Per Share

         Net loss per share is computed using the weighted average number of common shares outstanding during the period. Common equivalent shares from stock options and warrants are excluded from the computation as their effect is antidilutive. In February 1997, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 128, "EARNINGS PER SHARE." This Statement replaces the presentation of primary earnings per share (EPS) with basic EPS and also requires dual representation of basic and diluted EPS for entities with complex capital structures. This Statement is effective for the fiscal year ended December 31, 1997. For the three and nine month periods ended September 30, 1997, there is no difference between basic earnings per share under Statement No. 128 and primary net loss per share as reported.


4.       Reclassified

         Prior year amounts have been reclassified to match the current year presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

Introduction

During the third quarter of 1997, the Company's focus was on completion of a new release of the LifeRate Clinical Information System. This release provided performance improvements and enhanced functionality. Development of the Company's Cath Lab product continued during the third quarter, with a targeted release date in the first quarter of 1998.

In June 1997, the Company signed an agreement to install the LifeRate System at Washington Hospital Center in Washington, D.C. and expects to install the system during the fourth quarter of 1997. The Company signed an agreement in July 1997 with Red Oak Cardiovascular Center in Houston, Texas and has completed the installation of a LifeRate System. In September 1997, St. Mary's Regional Heart Center in Huntington, West Virginia entered into an agreement for installation of a LifeRate System in the fourth quarter of 1997. At the end of the third quarter, the Company has installed the LifeRate System at eight cardiovascular practice groups and three asthma and allergy practices. In January 1997, the Company entered into an agreement with National Jewish Medical and Research Center to develop a computerized patient record to expand their disease management programs in respiratory medicine and immunology.

Results of Operations

The Company generated revenues of $122,500 for the three months ended September 30, 1997. Revenues consisted of development fees of $67,500, installation fees of $25,000 and $30,000 of recurring license fees for the quarter. This compares to $49,200 of revenues generated for the three months ended September 30, 1996. Recurring license fees were $25,000 during the third quarter of 1996 with the remainder consisting of development and other non-recurring fees. Revenues of $366,100 for the nine months ended September 30, 1997 include $217,500 of development fees, installation fees of $25,000 and $123,600 of recurring license fees. This compares to $308,500 in revenues for the nine months ended September 30, 1996, which consisted of $220,500 of development fees, $50,000 of installation fees and $38,000 of recurring license fees. Revenues from recurring license fees have increased during 1997 as the Company has increased the number of installations of its system.

Costs of revenues were $134,600 and $220,000 for the three months ended September 30, 1997 and 1996, respectively. Amortization of capitalized software costs was $24,800 for the three months ended September 30, 1996. Costs of revenues were $508,400 and $611,400 for the nine months ended September 30, 1997 and 1996, respectively. Amortization of capitalized software costs was $50,500 for the nine months ended September 30, 1997 and $75,600 for the same period in 1996. The balance of the cost of revenues reflect the costs of customer support and royalty expense. Customer support expenses have declined from a year ago due to lower payroll and travel expenses. During 1996, customer support personnel and expenses increased in anticipation of revenue growth that was not achieved and in 1997 customer support personnel was reduced from 1996 levels. During the first quarter of 1997, the Company incurred royalty expense, which is included in cost of revenues, of $14,900 under an agreement with Anthony Furnary, M.D., a director of the Company. In March 1997, the Company and Dr. Furnary modified this agreement, which now provides for LifeRate to pay Dr. Furnary royalties at 3% of all gross revenues beginning in 1999. No royalty expense was recorded in the second and third quarters of 1997 or for the comparable periods of 1996.

Sales and marketing expenses were $281,600 and $1,020,600 for the three and nine months ended September 30, 1997, respectively, compared to $443,500 and $1,268,800 for the three and nine months ended September 30, 1996, respectively. During 1995, Clinical Sales & Service ("CSSI") provided substantially all of the Company's sales, marketing and clinical support functions. During the first quarter of 1996, the employees of CSSI became employees of the Company. Expenses for the three and nine months ended September 30, 1997 are lower than those in the comparable period of 1996 due to lower payroll expense in 1997 as a result of fewer employees and one time costs associated with the integration of CSSI in 1996. The Company also implemented a cost containment program in the first quarter of 1997, which has decreased sales and marketing expenses.

Research and development expenses for the three months ended September 30, 1997 were $244,500, a decrease of $320,400, or 56.7%, from the three months ended September 30, 1996. For the nine months ended September 30, 1997, research and development expenses were $1,038,000, a $579,200, or 35.8%, decrease from the nine months ended September 30, 1996. These decreases reflect lower payroll expense in 1997 as a result of fewer employees, results of a cost containment program implemented in the first quarter of 1997 and a number of one time expenses incurred in 1996 related to the recruitment and relocation of key staff members. The Company plans to continue to invest the resources needed to develop the product capabilities being demanded by its customer base.

General and administrative expenses of $432,700 were incurred in the three months ended September 30, 1997. These expenses are $267,500 lower than the $700,200 of general and administrative expenses incurred in the three months ended September 30, 1996. The third quarter of 1996 includes $190,000 to settle a lawsuit brought by a former officer of the Company. The remainder of the decrease, $77,500, is due to the effects of the cost containment program implemented in the first quarter of 1997. General and administrative expenses decreased from $1,911,100 for the nine months ended September 30, 1996 to $1,695,300 for the nine months ended September 30, 1997. The nine months ended September 30, 1996 included non-recurring expenses for the $190,000 lawsuit settlement and lease cancelation charges of $181,000. The nine months ended September 30, 1997 include increased depreciation expense of $171,000 related to equipment purchased in 1996, accrual for a $100,000 milestone payment to Dr. Furnary, and increased legal expenses of $93,900 related to the renegotiated agreements with Dr. Furnary and the Atlanta Cardiology Group P.C. (ACG). These increases were offset by lower payroll expense resulting from the change in management that occurred in the second quarter of 1996 and expense reductions due to the cost containment program implemented in the first quarter of 1997.

Interest income decreased from $60,200 and $228,300 in the three and nine months ended September 30, 1996, respectively, to $4,100 and $26,000 for the same periods in 1997. These decreases reflect the lower overall cash position in 1997 compared to 1996.

Prior to the second quarter of 1997, interest expense had not been a significant expense to the Company. However, the Company incurred interest expense of $113,600 and $185,300 in the three and nine month periods ended September 30, 1997 under the instruments described below. In April 1997, interest began to accrue on a $2,250,000 convertible subordinated note payable. This note was issued in connection with the cancellation of a royalty agreement with ACG. The note bears interest at 10%. Interest will be paid at a rate of 5%, with the remaining 5% accruing until the end of the note term in 2002. In addition, the Company issued convertible promissory notes in the aggregate amounts of $1,000,000 in May 1997 and $500,000 in July 1997. These notes bear interest at the prime rate and are described in more detail below under the heading "Liquidity and Capital Resources". If the November 1997 equity offering described below is completed, the Company will no longer be required to make interest payments on the above notes. The Company will continue to incur interest expense in future periods due to amortization of discount on the ACG note and the convertible promissory note for $1,000,000.

The net loss for the quarters ended September 30, 1997 and 1996 was $1,080,400 and $1,821,500, respectively. For the nine months ended September 30, 1997 and 1996, the net loss was $4,055,500 and $4,976,500, respectively. Net losses have declined in 1997 due to lower payroll expense as a result of fewer employees, the cost containment program implemented in the first quarter of 1997 and the one time charges in 1996 related to the lawsuit settlement, the lease cancellation and the integration of CSSI employees into LifeRate.

Liquidity and Capital Resources

The Company has financed its operations since inception primarily through private and public placement of common stock. In May 1997, the Company issued a convertible promissory note in the principal amount of $1,000,000 to Medtronic, Inc., a principal shareholder of the Company with a representative that serves on the Company's Board of Directors. This note bears interest at the prime rate. The Company also granted Medtronic a warrant to purchase a number of shares of common stock equal to 10% of the principal amount of the note. If the planned November 1997 equity offering described below is completed: the note will become non-interest bearing and will be payable in 2002; the conversion price on the convertible note will be set at $1.50 per share; and the warrant exercise price will be set at $.50 per share. In July 1997, the Company issued additional notes in the aggregate principal amount of $500,000 and warrants to certain private investors. If the planned November 1997 equity offering is completed: these notes will be converted to common stock before December 31,1997 at the rate of $2.00 per share and warrants issued to holders of the notes will be exercisable at $2.00 per share. In September, October and November 1997, bridge loans totaling $304,200 were obtained to fund operations while the company attempted to complete an equity offering. The bridge loans will be repaid from proceeds from the equity offering or converted into common stock in connection with the planned equity offering.

At September 30, 1997, the Company had $81,200 in cash and cash equivalents, a $1,990,800 decrease from December 31, 1996. The primary use of this cash was to fund operations. The company does not have significant capital equipment purchase commitments but does plan to continue to fund software development efforts.

The Company is currently negotiating an equity financing of approximately $4,500,000. As currently proposed, the first closing of approximately $2,250,000 would occur in November 1997, and the second closing of approximately $2,250,000 would occur in January 1998 if the Company achieved certain sales and product development milestones. The Company will require the proceeds of the planned November 1997 equity offering in order to continue operations. There is no assurance that the Company will be able to complete the planned financing. Without additional financing the Company will be forced to cease operations.

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


Dated:  November 14, 1997


                                            LifeRate Systems, Inc.




                                            By:/S/David J. Chinsky
                                               ---------------------------------
                                            David  J. Chinsky
                                            Principal Executive, Financial and
                                            Accounting Officer

                             LIFERATE SYSTEMS, INC.

                           EXHIBIT INDEX TO QUARTERLY
                              REPORT ON FORM 10-QSB
                for the quarterly Period ended September 30, 1997



ITEM NUMBER                            ITEM                     METHOD OF FILING

27.1         Financial Data Schedule                            Filed herewith