Form 10KSB40
period 1997-12-31
LIFERATE SYSTEMS INC
filed 1998-03-31
CIK 937251

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              ---------------------
                                   FORM 10-KSB

(X) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       or

( ) Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 (Exact name of small business issuer as specified in its charter)

                           COMMISSION FILE NO. 0-25530
                           --------------------------

                             LIFERATE SYSTEMS, INC.
        (Exact name of small business issuer as specified in its charter)

                     MINNESOTA                            41-1682994
               (State of Incorporation)    (I.R.S.  Employer Identification No.)

                 7210 METRO BOULEVARD
                MINNEAPOLIS, MINNESOTA                      55439
       (Address of principal executive offices)           (Zip Code)

        Registrant's telephone number, including area code (612) 844-0599
        -----------------------------------------------------------------

        Securities registered pursuant to Section 12(b) of the Act: None
          Securities registered pursuant to Section 12(g) of the Act:
                           COMMON STOCK, NO PAR VALUE
              -----------------------------------------------------

         Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO __

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (X)

         The Registrant's revenues for the fiscal year ended December 31, 1997 were $620,300.

         As of March 2, 1998, 12,485,000 shares of Common Stock of the Registrant were outstanding, and the aggregate market value of the Common Stock of the Registrant as of that date (based upon the average between the closing bid and asked prices for the Common Stock on that date), excluding shares owned beneficially by executive officers, directors and greater-than-5% shareholders, was approximately $3,944,531.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Part III of this Annual Report on Form 10-KSB incorporates by reference information (to the extent specific sections are referred to herein) from the Registrant's Proxy Statement for its Annual Meeting to be held May 14, 1998 (the "1998 Proxy Statement").

         Transitional Small Business Disclosure Format (check one): YES ___
NO _X_

         THIS REPORT CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS. FOR THIS PURPOSE, ANY STATEMENTS CONTAINED IN THIS REPORT THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. WITHOUT LIMITING THE FOREGOING, WORDS SUCH AS "MAY," "WILL," "EXPECT," "BELIEVE," "ANTICIPATE," "ESTIMATE" OR "CONTINUE" OR THE NEGATIVE OR OTHER VARIATIONS THEREOF OR COMPARABLE TERMINOLOGY ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS BY THEIR NATURE INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES, AND ACTUAL RESULTS MAY DIFFER MATERIALLY DEPENDING ON A VARIETY OF FACTORS. SEE
ITEM 6. "MANAGEMENT'S DISCUSSION AND ANALYSIS - CERTAIN FACTORS."


                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

INTRODUCTION

         LifeRate Systems, Inc. ("LifeRate" or the "Company") has developed and is marketing a set of information products designed to enable healthcare providers to evaluate and demonstrate the quality and cost effectiveness of the medical care they deliver. LifeRate tools allow physicians, nurses and other allied healthcare professionals to capture relevant clinical data, allowing quick and easy access to patient information and the ability to report on clinical and patient outcomes. This information can be used by healthcare providers to improve their medical decision making process, and to enhance the competitiveness and profitability of their business. LifeRate believes that as healthcare purchasers and payors, both public and private, continue to demand more appropriate and cost effective medical care for their beneficiaries, the market for clinical information tools enabling physicians and hospitals to manage more effectively the care of their patients will expand.

         The Company was incorporated in Minnesota in July 1990. The Company's principal executive offices are located at 7210 Metro Boulevard, Minneapolis, Minnesota 55439 and its telephone number at that location is (612) 844-0599.

RECENT DEVELOPMENTS

         During 1997, the Company accomplished several important milestones.

         FINANCIAL In the first quarter of 1997, the Company implemented a cost reduction program to reduce levels of expenditures and conserve cash funds. As part of this cost reduction program, the Company reduced employee head count in order to more effectively match expenses with revenues.

         In May 1997, the Company issued a convertible promissory note in the principal amount of $1,000,000 to Medtronic, Inc. (the "Medtronic Note"), a principal shareholder of the Company with a representative that serves on the Company's Board of Directors. At the time of issuance, the Company also granted Medtronic a warrant to purchase 100,000 shares of common stock. In July 1997, the Company issued convertible promissory notes in the aggregate principal amount of $500,000, along with warrants, to certain private investors on substantially the same terms as the Medtronic Note and warrants. In November 1997, the Company entered into a securities purchase agreement with certain investment funds ("Funds") and other purchasers whereby the Company agreed to issue up to 9,000,000 shares of common stock and warrants. In connection with this financing, the convertible note agreements were modified so that the $500,000 in convertible promissory notes issued to certain private investors were converted to 250,000 shares of Common Stock and the Medtronic Note was modified so that it no longer accrues interest until maturity in 2002 and all accrued interest prior to November was forgiven. Under the securities purchase agreement, the Company sold 4,290,000 shares of Common Stock and warrants to purchase an additional 4,290,000 shares in November 1997 resulting in net proceeds of $1,964,400. The securities purchase agreement contemplated a second closing in January 1998 if the Company met certain milestones by January 15, 1998. These milestones were met and in January 1998 an additional 4,000,000 shares of Common Stock and warrants to purchase 4,000,000 shares were sold resulting in additional net proceeds to the Company of $1,958,000. See Item 12 of this Report on Form 10-KSB for a more complete description of these transactions.

         As disclosed in Note 11 to the financial statements, included in this report, in prior years the Company had entered into agreements with a physician group, The Atlanta Cardiology Group, P.C. ("ACG") and an advisor, Anthony

Furnary, M.D., both of which had assisted the Company in developing its products. The agreements called for the Company to pay the respective parties royalties and other amounts based upon future product sales. In March 1997, the Company and ACG canceled the agreement in place between the parties and entered into a new agreement that called for the Company to issue ACG a $2,250,000 convertible subordinated note bearing interest at 10% per year. The note matures on April 1, 2002. The note replaces all future royalty payments and other amounts due under the previous agreement for services provided by ACG. Under the original note, the Company agreed to pay to ACG 50% of the interest accrued each year with the remainder due on the note's maturity date. Under the terms of the convertible subordinated note, ACG may convert up to $2,000,000 into shares of the Company's common stock at a conversion rate of $3.32 per share. In connection with the November 1997 equity financing, the agreement with ACG was modified so that the note no longer accrues interest and interest due from March to November 1997 was forgiven. Also in March 1997, the Company and Dr. Furnary modified the existing agreement between the parties. Under the terms of the modified agreement, beginning in 1999 (or sooner if the Company reaches $20,000,000 of cumulative revenues) the Company will pay royalties in the amount of 3% on all gross revenues (as defined in the agreement) up to $100,000,000, and thereafter, 3.6% on all gross revenues. The prior royalty rate of 7.5% of gross revenues remained in place through March 31, 1997. In addition, among other things, under the modification the Company agreed (i) to make certain milestone payments totaling $450,000 when the Company reached certain revenue levels; (ii) to issue options to Dr. Furnary, for services previously rendered, to purchase 550,000 shares of the Company's Common Stock at an exercise price of $2.625; (iii) to enter into a five year consulting agreement with Dr. Furnary, including the payment of fees of $100,000 per year, and (iv) to appoint Dr. Furnary to the Company's Board of Directors. In connection with the November 1997 equity financing, the agreement was modified to cancel the milestone payment of $450,000 and the consulting agreement. In addition, the options were decreased from 550,000 shares to 200,000 shares of the Company's Common Stock at an exercise price of $1.00 and Dr. Furnary resigned as a director of the Company and waived his right to be appointed to the Board. See Item 12 of this Report on Form 10-KSB for a more complete description of these transactions.

         CUSTOMERS In January 1997, the Company entered into an agreement with National Jewish Medical and Research Center to develop a clinical information system to expand their disease management programs in respiratory medicine and immunology.

         In June 1997, Washington Heart, a worldwide leader in cardiovascular medicine, contracted with LifeRate to utilize its cardiovascular outpatient product and integration capabilities to capture and report clinical information from several different data sources.

         During the fourth quarter of 1997, the Company signed customer agreements for product installations at seven new sites.

         MANAGEMENT In August 1997, David J. Chinsky became the Company's President and Chief Executive Officer and a director.

         PRODUCTS During September 1997, the Company released Version 1.3 of its Cardiovascular Outpatient Product. This release added functionality to the software and increased its operational benefits to the customer.

         The Company released for commercial sale in January 1998 its LifeRate CLE product, an entry-level product for the cardiac catheterization laboratory.

MARKET OVERVIEW

         Propelled by the rapid transition to managed care, the Health Care Information Systems ("HCIS") market is estimated to be approximately $10 billion today, and is expected to be $20 billion by the year 2000. An emphasis on controlling costs, which began in the 1980's, has led to a consolidation of healthcare purchasers and providers in the 1990's, as well as a stronger need for improved computer based communications and information systems. Payors soon realized, however, that healthcare decisions could not be made solely based on cost. The focus began shifting from simply controlling costs, to delivering quality medical care cost effectively.

         The Company presently is focused on two medical specialties: cardiology and asthma and allergy. The cardiovascular disease market is large and growing. Each year more money is spent on the treatment of heart disease than on any other disease. While it is estimated that nearly 75% of the roughly 16,000 cardiologists in the U.S. today practice alone or in groups of two or three physicians, a growing number of cardiologists are organizing themselves into larger clinics and networks. A number of large regional and national providers of cardiovascular related services are emerging that link cardiology networks and seek to provide a range of practice management services. These large network sponsors increasingly are recognizing the important role information can play in facilitating more efficient and effective medical care for their patients. Included among this growing network of cardiology practice management companies are MedCath, Raytel Medical Corporation, Cardiovascular Provider Resources, CORDA Medical Care, Inc. and InteCardia.

The Company's other market focus is on asthma and allergy. An estimated fifteen million Americans have asthma at an estimated cost of approximately $6.2 billion a year in missed work and school, in medications and hospital visits. Asthma has become the most common chronic disease of childhood and the number one cause of hospitalization and absenteeism. LifeRate's presence in both the cardiology and the asthma and allergy specialties position the Company within the largest market segments for both adult and pediatric medical care.

COMPANY MISSION AND EVOLUTION

         The Company was founded in 1990 to develop a computer system that could help physicians respond to the fee discount demands from managed care organizations. As development ensued and the market need for patient-centered data grew, the Company's mission was formed: to be the acknowledged leader in developing software based solutions and clinical tools that allow healthcare providers to demonstrate quality and cost effectiveness of the medical care they deliver. This mission is based on the belief that the most formidable barrier to consistent excellence in American medicine is the failure by well intentioned and competent physicians to carefully examine what works best and then integrate those findings into routine use. LifeRate is committed to providing its customers with products and related services that improve and increase the overall effectiveness and quality of care delivered by healthcare providers, by identifying patterns of medical care and treatment that work better than others, and by helping healthcare providers document their own best practice experience in order to increase their profitability when negotiating with managed care and other payor organizations.

         LifeRate released demonstration versions of its core system, along with the Cardiovascular Outpatient module, in August 1995 and commercial versions in December 1995. The Company accepted initial orders in the third quarter of 1995, and began installation in the fourth quarter of 1995. During 1996, LifeRate continued its development activities, focusing on releasing two Cardiovascular Outpatient product enhancements and an Asthma and Allergy Outpatient module. LifeRate made important investments in technical support, customer service and field sales as it internalized these functions. Marketing and software quality assurance functions were also established.

         An emphasis on sales in 1996 and 1997 has yielded positive results. Currently, LifeRate's Cardiovascular Outpatient System is in use by four cardiovascular practice groups and the Asthma and Allergy Outpatient System is in use at six asthma and allergy practice groups. At the end of 1997, the Company had entered into three agreements for 1998 installations of the outpatient system at six sites and the cardiac catheterization laboratory product at two sites. Development of LifeRate's newest product, LifeRate CLE, an entry-level product for the cardiac catherization laboratory, has been completed and is now available for sale.

         The Company has also entered into several agreements with key strategic partners.

         * In December 1995, LifeRate entered into Investment and Development Agreements with Medtronic, Inc., a worldwide leader in clinical devices.

         * In January 1996, LifeRate and Pfizer, Inc., an established international leader in drug manufacturing, entered into a three year pilot program for LifeRate to install outpatient cardiology systems at five cardiology practice groups and explore ways to capture and report clinical data.

         * In February 1996, LifeRate entered into a preliminary agreement with the National Asthma and Allergy System ("NAAS"), a partnership of leading asthma and allergy group practices, to install allergy and asthma outpatient systems at up to eight asthma and allergy practice groups. NAAS was also appointed as LifeRate's exclusive distributor of the asthma and allergy outpatient system. The parties signed a final development agreement in August 1997.

         * In January 1997, National Jewish Medical and Research Center, a renowned center of respiratory medicine and immunology excellence, signed an agreement with LifeRate to develop a clinical information system for their disease management program.

         * In June 1997, Washington Heart, a worldwide leader in cardiovascular medicine, contracted with LifeRate to utilize its clinical data repository to capture and report clinical information from several different data sources.

         The Company's plans for 1998 call for building revenues from existing and new products, and leveraging the strengths of its key partners.

PRODUCTS

          LifeRate's product suite comprises software-based, patient-centered, clinical information tools and services that can be used to track a patient throughout the continuum of care. Data collection tools are used to populate a relational data repository that can be queried to analyze the quality and effectiveness of patient care. Using analysis and report generation tools, LifeRate and its customers are able to query the data repository on a variety of parameters, such as drug utilization, treatment effectiveness, complications, functional status, etc. The Company believes its experienced System Integration team, which builds customized software links between LifeRate and other clinical systems, represents a unique strength in the healthcare information management marketplace. The Company's Client Services team includes clinical and technical professionals that assist providers with integrating the various tools into their overall clinical practice.

          During 1996, LifeRate completed development of its core software system, including outpatient modules for cardiovascular and asthma and allergy specialties. The software has been released in three phases: Version 1.1 in February, 1996; Version 1.2 in October, 1996; and Version 1.3 in September, 1997. These releases added functionality to the core software and increased its operational benefits. During 1998, LifeRate plans to release a new suite of products with greater emphasis on outcomes reporting and analysis.

MARKET STRATEGY

          The Company's customer focus is on healthcare providers seeking information systems solutions that allow them to maintain leadership and market position. LifeRate targets those organizations that are:

         *        Thought leaders in their specialty

         *        Progressively responding to managed care trends

         *        High volume and procedurally oriented

         * Committed to demonstrating they deliver quality medical care on a cost effective basis within their practices

         LifeRate plans to continue to align itself with national partners committed to providing information to ensure more efficient and effective medical care. Specifically in 1998, LifeRate plans to expand its target market to include the growing number of physician practice management organizations serving the cardiology and asthma and allergy medical specialties.

COMPETITION

         The HCIS market originated by satisfying the need for computer based systems focused largely on practice management (e.g., billing, accounting, scheduling and purchasing) and electronic medical records ("EMR") documentation. As the HCIS market evolved, some vendors added the ability to capture limited clinical data.

         LifeRate's product has been designed specifically as a clinically-oriented, outcomes-based information system that generates outcomes reports targeted at demonstrating quality of care. LifeRate's tools and services provide the following competitive advantages:

         * In-depth clinical data collection tools for the specialties of cardiology and asthma and allergy

         *        A comprehensive clinical data repository

         *        Real-time, online access to individual patient data

         * The ability to successfully integrate data from clinical systems and other diverse software applications

         * A robust technical architecture that includes a patient-centered, problem-oriented relational database and that offers open access to industry standard tools

         * A collection of tools and services that comprise a total solution for providers incorporating information systems into their patient care activities

         The following products, while not directly competing on a per product capability basis or across segments within specialty areas, are potential competitors: Summit Medical Systems' VISTA and CRESCENDO products, Seattle Systems' APOLLO, Apache's HEART CARE SERIES CARDIOCOMPASS and SURVEYOR+, Health Point's HEALTH POINT ACS, Medical Logic's LOGICIAN and Cerner and Clinitec's NEXT GEN. These products are generally considered to be electronic medical record systems, meaning they capture limited clinical data and cannot support detailed outcomes reporting.

         In addition to the foregoing competitors, the Company anticipates that new competitors may attempt to enter the market and that existing or new competitors may develop information systems in the future that duplicate or improve on LifeRate's system. Some of the Company's competitors are well established, better known and significantly larger with substantially greater technical, marketing and financial resources than the Company. The Company's ultimate ability to compete in the market will depend upon a number of factors, including its success in generating market acceptance of LifeRate's system and the success of its marketing efforts.

RESEARCH AND DEVELOPMENT

         The Company has in the past, and plans to continue in the future, to dedicate significant resources to research and development activities. These research and development activities consist primarily of developing and releasing enhancements and new versions of its core software system. During 1996, LifeRate completed development of its core system, including outpatient modules for cardiovascular and asthma and allergy specialists. During 1997, research and development efforts were focused on a new release of the outpatient modules for cardiovascular and asthma and allergy, continued development of the cardiac catheterization laboratory product and development work under the agreement with National Jewish Medical and Research Center. The core software has been released in three phases: Version 1.1 in February, 1996; Version 1.2 in October, 1996 and Version 1.3 in September, 1997. In addition, in January 1998, the Company released an entry-level product for use in the cardiac catheterization laboratory. LifeRate plans to continue to enhance the existing cardiovascular and allergy and asthma outpatient products with special attention to the growing market need for actionable outcomes information. The Company spent $1,302,100, $5,309,900 and $2,104,500, respectively, on research and development in the years ended December 31, 1997, 1996 and 1995.

PROPRIETARY PROTECTION

         The Company currently relies solely on common law copyrights and trade secrets for proprietary protection of its system. LifeRate does not currently have patent protection with respect to any aspect of its system, although it has filed one U.S. patent application covering certain aspects of its system and plans to file additional patent applications in the future. There can be no assurance that the Company's measures to protect its proprietary information will be successful, that it will be granted any patents, or that any patents that may be granted will be of value to the Company. In the absence of meaningful intellectual property protection, the Company may be vulnerable to competitors who could lawfully attempt to copy the Company's products. Moreover, there can be no assurance that other competitors may not independently develop the same or similar technology. Similarly, while LifeRate believes that it has all rights necessary to market and sell its system without infringement of intellectual property rights held by others, the Company has not conducted a formal infringement search, and there can be no assurance that such conflicting rights do not exist.

         Trademarks of the Company include LifeRate Systems(TM), Cardiovascular Outpatient System(TM) and Asthma and Allergy Outpatient System(TM).

EMPLOYEES

         As of March 2, 1998, the Company had 26 full-time employees and 1 part-time employee including 4 in management and administration, 12 in software development, 6 in sales and marketing and 5 in customer support.

ITEM 2.  DESCRIPTION OF PROPERTY.

         The Company's facilities are currently located at 7210 Metro Boulevard, Minneapolis, Minnesota 55439 and consist of approximately 10,368 square feet of office space. The Company leases this space pursuant to a lease that provides for rent of approximately $14,000 per month (including operating expenses and real estate taxes) and expires on September 30, 2001.

ITEM 3.  LEGAL PROCEEDINGS.

         In February 1998, Curran Partners L.P., John P. Curran and John P. Curran Retirement Trust filed a complaint in the Supreme Court of the State of New York, County of New York, naming LifeRate Systems, Inc. and certain other parties as defendants. The Company has until April 30, 1998 to respond to the complaint. The complaint contains causes of action against the Company alleging fraud, deceit, negligent misrepresentation and other wrongdoing in connection with a private placement of common stock conducted by the Company in December 1995. The plaintiffs purchased shares of Common Stock in the private placement at a price of $6.50 per share for a total purchase price of approximately $1 million. The Company sold in the private placement in December 1995 and January 1996 a total of 858,399 shares of Common Stock at a price of $6.50 per share for total gross proceeds of approximately $5.6 million. The plaintiffs are seeking rescission of their investment, compensatory damages, exemplary and punitive damages, general consequential and incidental damages and disgorgement and restitution of profits received by the defendants, as well as plaintiff's costs, including attorneys' fees, accountants' fees and experts' fees. The Company has not yet had an opportunity to evaluate the claims against the Company in detail but believes the claims to be without merit and plans to vigorously defend this action. An adverse resolution to this action could have a material adverse effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT.

          The executive officers of the Company, their ages and the offices held as of March 31, 1998 are as follows:

Name                    Age                        Position
----                    ---                        --------
David J. Chinsky        43                President and Chief Executive Officer

David J. Chinsky. Mr. Chinsky joined the Company in August, 1997 as President and Chief Executive Officer and a director. Prior to joining LifeRate, Mr. Chinsky was employed for more than nine years in a variety of positions by The MEDSTAT Group, a healthcare information and consulting firm serving the healthcare industry, most recently as Executive Vice President. Mr. Chinsky received his undergraduate degree from the University of Michigan, his Masters of Business Administration degree from Keller Graduate School of Management, his Masters of Science in Public Health degree from the University of Illinois and his Doctor of Public Health degree from the University of Michigan.



                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS.

         From January 1, 1996 to July 3, 1997, the Common Stock was traded on the Nasdaq Small Cap Market. Effective July 3, 1997, the Company's Common Stock was no longer quoted on the Nasdaq Stock Market because the Company no longer met, and currently does not meet, the minimum net tangible assets and capital and surplus requirements for continued quotation. The Common Stock currently trades in the over-the-counter market on the NASD "Electronic Bulletin Board" under the symbol "LRSI". The following table shows the high and low bid and asked prices of the Common Stock for the periods indicated as reported by Nasdaq from January 1, 1996 through July 3, 1997 and by the OTC Bulletin Board, thereafter. These quotations reflect inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

                                            COMMON STOCK

                                       HIGH:             LOW:
                                       -----             ----

         1996:

         First Quarter                 11 7/8            9 5/8

         Second Quarter                10 1/4            7 15/32

         Third  Quarter                8                 3 7/8

         Fourth Quarter                5 1/8             1 3/4

         1997:

         First Quarter                 3 5/8             2 1/2

         Second Quarter                2 5/8             3/4

         Third Quarter                 2                 3/8

         Fourth Quarter                1 3/16            3/8


         As of February 15, 1998, there were approximately 138 record holders of the Company's Common Stock.

         The Company has never paid cash dividends on the Common Stock and currently intends to retain all future earnings, if any, for the continued growth and development of its business and has no plans to pay cash dividends in the future.

         Information regarding Recent Sales of Unregistered Securities can be found in this Report under Item 1. "Description of Business -- Recent Developments." All such sales were made in reliance on either Section 4(2) of the Securities Act as transactions by an issuer not involving any public offering or Regulation D of the Securities Act.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

RESULTS OF OPERATIONS

         Revenues in 1997 were $620,300 compared to revenues of $615,700 in 1996. Revenues of $275,000, or 44.3% of total revenue, were generated from development work done for National Jewish Medical and Research Center. Revenues of $100,200, or 16.1% of total revenue, were generated from National Allergy and Asthma System ("NAAS"). Revenues of $97,500, or 15.7% of total revenue, were generated from Washington Heart, a cardiovascular medical center. The remaining $147,600 of 1997 revenues are related to the installation and monthly license fees generated from the Company's Cardiovascular Outpatient product.

         Revenues for 1996 were $615,700, a $352,400 increase from 1995. Revenues of $349,800, or 56.8% of total revenue, were generated from NAAS . Revenues of $68,200, or 11.1% of total revenue, were generated from two Pfizer, Inc. related Cardiovascular Outpatient product installations and two Pfizer, Inc. evaluation sites. The Company recognized $25,000, or 4.1% of total revenue, in 1996 from National Jewish Medical & Research Center. The remaining $172,700 of 1996 revenues were related to the installation and monthly license fees generated from the Company's Cardiovascular Outpatient product and other development work. The revenue increase in 1996 was primarily due to fees from NAAS and an increase in the number of customer installations of the Company's products.

         During the first quarter of 1997, the Company implemented a cost reduction program to reduce levels of expenditures and conserve cash funds. As part of this cost reduction program, the Company reduced employee head count during 1997 in order to more effectively match expenses with revenues.

         Cost of revenues in 1997 was $532,800, a $318,400 decrease from 1996. The 1997 expense consists of $50,500 in amortization of software development costs, $36,500 of royalty expense and $445,800 of customer support expenses. Customer support expenses declined in 1997 as a result of the cost reduction program described above.

         Cost of revenues in 1996 was $851,200, a $808,200 increase from 1995. The expense in 1996 consists of $100,800 in amortization of software development costs, $46,100 in royalty expenses, and $704,300 of customer support expenses. In 1995, no royalty or software development amortization costs were incurred. Customer support expenses were not significant in 1995 as the Company's first commercial sales of the Outpatient product were not made until December 1995.

         Cost of revenues in future periods will continue to be affected by royalty payments. As described in Note 11 to the financial statements, in March 1997 the Company completed a modified agreement with Dr. Furnary. Beginning in 1999 (or sooner if the Company reaches $20,000,000 of cumulative revenues) the Company is obligated to pay royalties in the amount of 3.0% on all gross revenues (as defined in the agreement) up to $100,000,000 and, thereafter, 3.6% on all gross revenues. Through March 31, 1997, the Company was obligated to pay royalties of 7.5% of gross revenues under the prior agreement with Dr. Furnary. In March 1997, the Company also issued a convertible subordinated note to The Atlanta Cardiology Group, P.C. ("ACG") in the principal amount of $2,250,000 in exchange for the cancellation of the royalty agreement with ACG, which required the Company to pay royalties to ACG at the rate of 10% of gross sales of the Company's cardiology system and 2% of all database sales. The Company incurred royalty expenses of $36,500, $46,100 and $0 in 1997, 1996 and 1995, respectively, under these agreements.

         Sales and marketing expense in 1997 was $1,279,700, a $458,400, or 26.4% decrease from 1996 expense of $1,738,000. Sales and marketing expense in 1996 declined $787,800, or 31%, from 1995. During 1995, Clinical Sales and Service, Inc. ("CSSI") provided substantially all of the Company's sales, marketing and clinical support functions. During the first quarter of 1996, the employees of CSSI became employees of the Company. Sales and marketing expense declined in 1997 compared to 1996 as a result of the cost reduction program described above and one-time costs associated with the integration of CSSI in 1996.

         During 1997, research and development efforts were focused on a new release of the Outpatient modules for cardiovascular and asthma and allergy, continued development of the cardiac catheterization laboratory product and development work under the agreement with National Jewish Medical and Research Center. Research and development expenses in 1997, which consist primarily of payroll and related benefit expenses, totaled $1,302,100, a decrease of $4,007,800 or 75.5% from 1996. The reduction in expenses was due to the cost reduction program described above and one-time expenses incurred in 1996 of $3,174,000, which are described below. Research and development activities in 1996 were focused on completion of LifeRate's core software system and Outpatient modules for Cardiovascular and Asthma and Allergy. Additional functionality was added to the core system in 1996 to increase the operational benefit of using the system. Research and development expenses in 1996 were $5,309,900, an increase of $3,205,400, or 152.3%, from 1995. The 1996 increase mainly reflects the costs to cancel a royalty agreement with ACG and to modify a royalty agreement with Dr. Furnary. The Company issued a $2,250,000 convertible subordinated note to ACG in exchange for canceling the ACG agreement and in consideration for the prior development and implementation work provided by ACG. In connection with the modification of the royalty agreement with Dr. Furnary, the Company granted Dr. Furnary options to purchase shares of common stock for services rendered. The fair value of these options at the date of grant using a Black-Scholes option pricing model was $924,000. These two transactions resulted in additional research and development expenses of $3,174,000 in 1996. The Company plans to continue to invest the resources needed to develop the product capabilities demanded by the market place.

         The Company capitalizes software development costs in accordance with the provisions of Financial Accounting Standards Board ("FASB") Statement No.
86. In the second quarter of 1995, the Company began capitalizing software development costs after achieving technological feasibility on the core LifeRate system. A total of $751,000 of development costs was capitalized during 1995. The Company recorded a writedown of approximately $600,000 in the fourth quarter of 1995 due to a decrease in the net realizable value of the capitalized costs because of significant enhancements to the core system planned in 1996. These enhancements have been released in 1996 as part of ongoing product maintenance. No software development costs were capitalized in 1996 and 1997 for the core LifeRate System, as the efforts were on enhancements released to customers when technological feasibility was obtained. In 1997, the Company capitalized $28,600 of development costs related to development of the Company's CLE product, an entry-level cardiac catheterization laboratory product that was released for sale in January 1998.

         General and administrative expenses were $2,402,500 in 1997, a decrease of $443,200 or 15.6% from 1996. The decrease was due to the cost reduction program described above and several one-time expenses incurred in 1996. General and administrative expenses were $2,845,700 in 1996, an increase of $1,592,700, or 127.1% from 1995 expenses of $1,253,000. The 1996 increase reflects the overall higher activity level of the Company plus several one-time expenses. One-time expenses incurred in 1996 include $181,000 for the cancellation penalty on a lease for new office space, $190,000 to settle a lawsuit brought by a former officer of the Company and $50,000 to settle a lawsuit brought by a former employee. The Company also incurred $133,100 in additional legal fees in 1996. These legal expenses were incurred primarily in connection with the management change completed in the second quarter of 1996 and the lease cancellation and lawsuit settlements referred to above. Other increases in general and administrative expenses in 1996 from 1995 which are of a recurring nature were $177,500 in depreciation due to the fixed asset additions made in 1996, $65,000 in insurance premiums due to increased insurance coverage, and $443,700 in increased payroll and related expenses.

         Interest income for 1997, 1996 and 1995 was $34,000, $261,900 and
$97,000, respectively. These changes in interest income primarily reflect increases and decreases in the Company's cash balances during the respective years, as the Company completed significant financings in March 1995, December 1995/January 1996, and November 1997.

         Interest expense for 1997, 1996 and 1995 was $326,200, $6,300 and
$29,300, respectively. The increase in 1997 was due to interest expense accrued on the convertible notes issued in 1997.

         The extraordinary item of $1,312,800 in 1997 relates to the restructuring of the Company's convertible notes payable as described under "Liquidity and Capital Resources". The extraordinary item includes $200,000 of interest payable that was forgiven. The remainder of the extraordinary item relates to discounts recorded on the convertible notes as a result of the notes not accruing interest after November 1997.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations since inception primarily through private and public placement of Common Stock, and, secondarily from revenues. During 1997, the Company needed additional financing to fund operations.

         In May 1997, the Company issued a convertible promissory note in the principal amount of $1,000,000 to Medtronic, Inc., a shareholder of the Company with a representative that serves on the Company's Board of Directors. Under the original terms of the note, interest was at the prime rate, principal was due upon the earlier of completion of an equity financing raising at least $5,000,000 or November 30,1997, and was convertible, at the option of the holder, into Common Stock at a conversion price equal to the lower of $2.00 or the average per share price in one or more rounds of equity financing raising gross proceeds of at least $5,000,000. In addition, the Company granted Medtronic a warrant to purchase 100,000 shares of Common Stock exercisable at the same price as the conversion price on the note. In connection with the November 1997 equity financing, the Medtronic note was amended to provide that no interest will accrue thereunder and accrued interest will be forgiven, principal will not become due until May 2002 and the conversion price of the note is $1.50 per share. The warrant was also amended to change the conversion price to $.50 per share.

         In July 1997, the Company issued additional convertible promissory notes in the amount of $500,000 and warrants in a private placement. The notes accrued interest at the prime rate, were due at the earlier of November 30, 1997 or completion of the next equity financing and were convertible at the lesser of $2.00 per share or the average per share price paid in the next equity financing. In addition, 50,000 warrants were issued to purchasers of the notes at an exercise price of the lesser of $2.00 per share or the average purchase price paid in the next equity financing. In connection with the November 1997 equity financing, the notes were converted to Common Stock at a price of $2.00 per share, accrued interest was forgiven and the warrant conversion price was fixed at $2.00 per share.

         In September, October and November 1997, the Company obtained bridge loans of $258,000 from Miller, Johnson and Kuehn, Inc. while the Company attempted to complete the November 1997 equity financing. After completing the November 1997 equity financing, $206,000 of the notes were repaid in cash and $52,000 of the notes were converted into 104,000 shares of Common Stock at a conversion price of $.50 per share and warrants to purchase 104,000 shares of Common Stock at an exercise price of $1.50 per share.

         In October and November 1997, the Company obtained bridge loans of $46,200 from the Company's Board of Directors. After completion of the November 1997 equity financing, $40,425 of the notes were repaid in cash and $5,775 of the notes were converted into 11,550 shares of Common Stock at a conversion price of $.50 per share.

         In November 1997, the Company entered into a securities purchase agreement whereby the Company agreed to sell up to 9,000,000 shares of Common Stock at prices ranging from $.50 to $.56 per share and warrants to purchase up to 9,000,000 shares of Common Stock at an exercise price of $1.50 per share. In November 1997, 4,290,000 shares of Common Stock were sold under the agreement resulting in net proceeds to the Company of $1,964,400. The agreement provided that if the Company fulfilled certain conditions by January 15, 1998, the Company would issue up to an additional 4,500,000 shares of Common Stock and warrants. The Company satisfied the conditions and in January 1998 sold an additional 4,000,000 shares of Common Stock and warrants under the agreement resulting in additional net proceeds to the Company of $1,958,000.

         At December 31, 1997, the Company had $764,200 in cash and cash equivalents, a $1,307,800 decrease from December 31, 1996. In 1997, the Company used $4,729,400 to fund operations, $20,100 to purchase furniture and equipment and $28,600 to fund capitalized software development costs.

         The Company does not have significant commitments to purchase additional equipment, but does plan to continue to fund software development efforts.

         The Company estimates that its current cash balances, including the proceeds received in January 1998 at the final closing of the November 1997 equity financing, will not be sufficient to fund operations of the Company through the end of 1998. The Company estimates it will need additional operating capital during the fourth quarter of 1998. Accordingly, the report of the independent auditors on the Company's 1997 financial statements contains an explanatory paragraph regarding the Company's ability to continue as a going concern. There can be no assurance that the Company will be able to obtain additional financing on satisfactory terms, or at all. If the Company is unable to obtain additional financing it will be forced to cease operations and may be forced to seek protection under bankruptcy laws.

YEAR 2000 ISSUES

         Computer programs have historically been written to abbreviate dates by using two digits instead of four digits to identify a particular year. The so called "Year 2000" problem or "millennium bug" is the inability of computer software or hardware to recognize or properly process dates ending in "00." As the year 2000 approaches, significant attention is being focused on updating or replacing such software and hardware in order to avoid system failures, miscalculations or business interruptions that might otherwise result.

         The Company has reviewed its software products and internal information systems and believes that the costs and effort to address the Year 2000 problem will not be material to its business, financial condition or results of operations. However, the Year 2000 problem may also adversely impact the Company by affecting the business and operations of parties with which the Company transacts business.

CERTAIN FACTORS

         In addition to the factors identified above, there are several important factors that could cause the Company's actual results to differ materially from those anticipated by the Company or which are reflected in any forward-looking statements of the Company. These factors, and their impact on the success of the Company's operations and its ability to achieve its goals, include the following:

         LIMITED OPERATING HISTORY; ACCUMULATED DEFICIT. The Company was formed in July 1990, and has had revenues of $1,810,600 to date. As of December 31, 1997, the Company had an accumulated deficit of $20,984,500. The Company believes that its future success will be dependent on the successful marketing of its cardiovascular and asthma and allergy products and successful modification of its core software system for other medical specialties.

There can be no assurance that the Company will generate sufficient sales to achieve positive cash flow or profitable operations.

         LIMITED OPPORTUNITY TO DEVELOP MARKET PRESENCE. The Company believes that its ultimate success will be highly dependent on its ability to capitalize on the currently existing market opportunity for computer-based, clinical healthcare decision support systems, like LifeRate's system. The Company does not believe that it will be able to maintain its technical superiority over competing information systems for an indefinite period of time and believes that it will need to obtain significant market presence in 1998 to achieve long-term success.

         SUCCESS DEPENDENT ON MARKET ACCEPTANCE. The Company's success will also depend in large part on its ability to gain acceptance by physicians of sophisticated, computer-based, clinical healthcare decision support systems. Although LifeRate's system has been designed to operate on standard personal computer-based hardware, physician practice groups may be required to upgrade their current computer hardware to operate LifeRate's system. Physician groups may be reluctant to invest the financial resources necessary to operate LifeRate's system. In addition, payers with significant investments in other hardware and software systems may be reluctant to abandon those systems for LifeRate's system.

         COMPETITION. The healthcare information industry, of which the Company is a part, is characterized by intense competition. Some of the Company's competitors are well established, better known and significantly larger with substantially greater technical, marketing and financial resources than the Company. The Company's ultimate ability to compete in the market will depend upon a number of factors, including its success in generating market acceptance of LifeRate's system and the success of its marketing efforts.

         TECHNICAL OBSOLESCENCE. Computer-based technology in all industries is undergoing, and is expected to continue to undergo, rapid and significant technical advances. Although LifeRate's system has been designed to assimilate future technical advancements, there can be no assurance that any such future advancements or the development of new or competitive products by others will not render LifeRate's system less competitive or obsolete.

         DEPENDENCE ON KEY PERSONNEL. The Company is highly dependent on its key management personnel, particularly David J. Chinsky, who became the Company's President and Chief Executive Officer in August 1997. The Company's future success will also depend in part upon its ability to attract and retain highly qualified management, technical, marketing and sales personnel. The loss of key personnel or the inability to hire or retain qualified personnel could have a material adverse effect on the Company. The Company does not maintain key-man insurance on any of its employees.

         CONTROL BY CERTAIN PERSONS. As of February 10, 1998, Special Situations Fund III., L.P. and certain affiliated funds and Medtronic, Inc. beneficially own (within the meaning of the Rule 13d-3 under the Securities Exchange Act of 1934, as amended) approximately 57% and 6% of the Company's outstanding Common Stock, respectively. The Funds and Medtronic each have a designee who serves on the Board of Directors. In addition, Miller, Johnson & Kuehn, Inc. has the right to designate a person to serve on the Board of Directors. Accordingly, these shareholders, individually and as a group, will be able to influence and control the outcome of shareholder votes.

         LEGAL PROCEEDINGS. The Company is a defendant in a shareholder lawsuit. See Item 3 of this Report on Form 10-KSB for more information.

ITEM 7.  FINANCIAL STATEMENTS.

                          INDEX TO FINANCIAL STATEMENTS

         The following Financial Statements and Independent Auditors' Report thereon are included herein on the pages indicated:


Financial Statements:                                                                    Page

Report of Independent Auditors .....................................................      14

Balance Sheets as of December 31, 1997 and 1996.....................................      15

Statements of Operations for the years ended December 31, 1997, 1996 and 1995 and the period from July 18, 1990 (date of inception) to
December 31, 1997...................................................................      17

Statements of Shareholders' Equity  (deficit) for the period from July, 1990 to
December 31, 1997 ..................................................................      18

Statements of Cash Flow for the years ended
December 31, 1997, 1996 and 1995 and the period
from July 18, 1990 (date of inception) to December 31, 1997.........................      21

Notes to Financial Statements ......................................................      22


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.



                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

(A)      DIRECTORS OF THE REGISTRANT

         The information under the Captions "Election of Directors--Information about Nominees" and "Election of Directors--Other Information About Nominees" in the Company's 1998 Proxy Statement is incorporated herein by reference.

(B)      EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information concerning Executive Officers of the Company is included in this Report under Item 4A, "Executive Officers of the Registrant".

(C)      COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         The information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's 1998 Proxy Statement is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION.

         The information under the captions: "Election of Directors - Director Compensation" and "Compensation and Other Benefits" in the Company's 1998 Proxy Statement is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information under the caption: "Principal Shareholders and Beneficial Ownership of Management" in the Company's 1998 Proxy Statement is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information under the captions: "Election of Directors - Nomination," "Election of Directors - Director Compensation," "Election of Directors - Other Information About Nominees" and "Certain Transactions" in the Company's 1998 Proxy Statement is incorporated herein by reference.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      EXHIBITS

         Reference is made to the Exhibit Index hereinafter contained on pages 34 to 38 of this Report.

         A copy of any of the exhibits listed or referred to above will be furnished at a reasonable cost to any person who was a shareholder of the Company as of March 2, 1998, upon receipt from any such person of a written request for any such exhibit. Such request should be sent to LifeRate Systems, Inc., 7210 Metro Boulevard, Minneapolis, MN 55439. Attention: Investor Relations.

         The following is a list of each management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Report, the location of which is indicated in the Exhibit Index of this Report.

         (1)      Employee Stock Purchase Plan, as amended.

         (2)      LifeRate Systems, Inc. 1993 Stock Option Plan, as amended.

         (3)      Form of Incentive Stock Option Agreement.

         (4)      Form of Non-Statutory Stock Option Agreement.

         (5) Employment Agreement and Amendment, dated August 18, 1997 and November 13, 1997, respectively, between the Company and David
                  J. Chinsky.

         (6) Non-Statutory Stock Option Agreement, dated November 13, 1997, between the Company and David J. Chinsky.

         (7) Employment Agreement, dated April 29, 1996, between the Company and William W. Chorske.

         (8) Stock Option Agreement, dated April 29, 1996, between the Company and William W. Chorske.

(b)      REPORTS ON FORM 8-K

         The Company filed a Current Report on Form 8-K on November 26, 1997 to report a change in control of the Company. The Company entered into a securities purchase agreement on November 14, 1997 whereby the Company agreed to sell up to 9,000,000 shares of Common Stock. See Item 1 of this report on Form 10-KSB for a more complete description of this transaction.

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
LifeRate Systems, Inc.

         We have audited the accompanying balance sheets of LifeRate Systems, Inc. (a development stage company) as of December 31, 1997 and 1996 and the related statements of operations, shareholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1997, and for the period from July 18, 1990 (inception) to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LifeRate Systems, Inc. (a development stage company) at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 and for the period from July 18, 1990 (inception) to December 31, 1997, in conformity with generally accepted accounting principles.

         As discussed in Note 3 to the financial statements, the Company's recurring losses and negative cash flow from operations raise substantial doubt about its ability to continue as a going concern. The 1997 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                             /s/ Ernst & Young LLP

Minneapolis, Minnesota
February 27, 1998

                             LifeRate Systems, Inc.
                          (A Development Stage Company)

                                 Balance Sheets


                                                              DECEMBER 31
                                                          1997          1996
                                                          ----          ----
ASSETS
Current assets:
   Cash and cash equivalents                          $  764,200     $2,072,000
   Accounts receivable, less allowance of $62,850
      in 1997 and $60,350 in 1996                        278,200        142,400
   Prepaid expenses and other
      current assets                                      59,800        122,700
                                                      ----------     ----------
Total current assets                                   1,102,200      2,337,100


Furniture and fixtures                                   177,600        177,400
Computer equipment                                       872,000        837,200
                                                      ----------     ----------
                                                       1,049,600      1,014,600
Less accumulated depreciation                            635,600        325,900
                                                      ----------     ----------
                                                         414,000        688,700

Software development costs, net
  of accumulated amortization of
  $100,800 in 1996                                        28,600         50,500



                                                      ----------     ----------
Total assets                                          $1,544,800     $3,076,300
                                                      ==========     ==========



                                                                          DECEMBER 31
                                                                    1997              1996
                                                                    ----              ----
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Accounts payable                                           $     71,600      $    251,700
   Accrued compensation                                            203,300            43,900
   Accrued consulting fees                                           5,000            86,100
   Accrued royalties                                                19,700            36,100
   Other current liabilities                                         3,200            73,900
   Current portion of long-term debt and capital
      lease obligations                                             12,300            11,800
                                                              ------------      ------------
Total current liabilities                                          315,100           503,500

Long-term debt and capital lease obligations                     2,020,600         2,251,800
Deferred rent                                                        4,900            16,800
Deferred revenue                                                   172,300           151,800


Shareholders' equity (deficit):
   Preferred stock, no par value:
     Authorized shares - 1,000,000
     Issued and outstanding shares - none in 1997
       and 1996                                                        --                 --
   Common stock, no par value:
     Authorized shares - 75,000,000
     Issued and outstanding shares - 8,485,000
       in 1997 and 3,811,639 in 1996                            20,016,400        17,260,700
   Deficit accumulated during the development stage            (20,984,500)      (17,108,300)
                                                              ------------      ------------
Total shareholders' equity (deficit)                              (968,100)          152,400
                                                              ------------      ------------
Total liabilities and shareholders' equity (deficit)          $  1,544,800      $  3,076,300
                                                              ============      ============


SEE ACCOMPANYING NOTES.

                             LifeRate Systems, Inc.
                          (A Development Stage Company)

                            Statements of Operations

                                                                                        JULY 18, 1990
                                                                                          (DATE OF
                                                                                        INCEPTION) TO
                                              YEAR ENDED DECEMBER 31                    DECEMBER 31,
                                      1997              1996              1995              1997
                                  ------------      ------------      ------------      ------------
Net revenues                      $    620,300      $    615,700      $    263,300      $  1,810,600
Cost of revenues                       532,800           851,200            43,000         1,427,000
                                  ------------      ------------      ------------      ------------
Gross profit                            87,500          (235,500)          220,300           383,600


Operating expenses:
   Sales and marketing               1,279,700         1,738,000         2,525,800         5,929,500
   Research and development          1,302,100         5,309,900         2,104,500         9,313,700
   General and administrative        2,402,500         2,845,700         1,253,000         7,467,400
                                  ------------      ------------      ------------      ------------
Loss from operations                (4,896,800)      (10,129,100)       (5,663,000)      (22,327,000)
Interest income                         34,000           261,900            97,000           392,900
Interest expense                       326,200             6,300            29,300           363,200
                                  ------------      ------------      ------------      ------------
Net loss before extraordinary
   item                             (5,189,000)       (9,873,500)       (5,595,300)      (22,297,300)
Extraordinary item - debt
   restructuring                     1,312,800              --                --           1,312,800
                                  ------------      ------------      ------------      ------------


Net loss                          $ (3,876,200)     $ (9,873,500)     $ (5,595,300)     $(20,984,500)
                                  ============      ============      ============      ============

Net loss per share before
   extraordinary item             $      (1.18)     $      (2.61)     $      (2.66)     $     (11.91)
Extraordinary item per share              0.30              --                --                --
                                  ------------      ------------      ------------      ------------
Net loss per share - basic
   and diluted                    $      (0.88)     $      (2.61)     $      (2.66)     $     (11.91)
                                  ============      ============      ============      ============
Weighted average number of
   common shares outstanding         4,387,405         3,783,931         2,105,811         1,762,514
                                  ============      ============      ============      ============


SEE ACCOMPANYING NOTES.

                             LifeRate Systems, Inc.
                          (A Development Stage Company)

                  Statements of Shareholders' Equity (Deficit)


                                                                                     DEFICIT
                                                                                   ACCUMULATED
                                                         COMMON STOCK ISSUED          DURING         STOCK
                                                      ------------------------     DEVELOPMENT   SUBSCRIPTIONS
                                                        SHARES        AMOUNTS         STAGE        RECEIVABLE        TOTAL
                                                      ---------      ---------      ---------      ---------      ---------
Founder's common stock issued during July 1990          444,400      $   1,000      $    --        $    --        $   1,000
  Net loss for the period                                  --             --             (200)          --             (200)
                                                      ---------      ---------      ---------      ---------      ---------
Balance December 31, 1990                               444,400          1,000           (200)          --              800
  Net loss                                                 --             --           (3,400)          --           (3,400)
                                                      ---------      ---------      ---------      ---------      ---------
Balance December 31, 1991                               444,400          1,000         (3,600)          --           (2,600)
  Common stock issued                                   392,254         29,400           --          (14,400)        15,000
  Net loss                                                 --             --         (188,600)          --         (188,600)
                                                      ---------      ---------      ---------      ---------      ---------
Balance December 31, 1992                               836,654         30,400       (192,200)       (14,400)      (176,200)
  Sale of common stock                                   32,000          2,400           --           (1,900)           500
  Private placement of common stock, net of
   offering costs of $30,700                             99,999        269,400           --          (25,000)       244,400
  Conversion of debt into common stock                   25,000         75,000           --             --           75,000
  Repurchase of common stock                            (17,733)        (1,300)          --             --           (1,300)
  Canceled stock subscriptions                         (140,000)       (10,500)          --           10,500           --
  Payments on stock subscription                           --             --             --            2,600          2,600
  Net loss                                                 --             --         (574,800)          --         (574,800)
                                                      ---------      ---------      ---------      ---------      ---------
Balance December 31, 1993 (carried forward)             835,920        365,400       (767,000)       (28,200)      (429,800)


                             LifeRate Systems, Inc.
                          (A Development Stage Company)

            Statements of Shareholders' Equity (Deficit) (continued)


                                                                                            DEFICIT
                                                                                          ACCUMULATED
                                                                                             DURING        STOCK
                                                                COMMON STOCK ISSUED       DEVELOPMENT  SUBSCRIPTIONS
                                                               SHARES         AMOUNTS        STAGE       RECEIVABLE        TOTAL
                                                            ------------   ------------  ------------   ------------   ------------
Balance December 31, 1993 (brought forward)                      835,920   $    365,400  $   (767,000)  $    (28,200)  $   (429,800)
  Private placement of common stock, net of
    offering costs of $30,700                                     71,557        183,900          --             --          183,900
  Payments on stock subscriptions                                   --             --            --           26,000         26,000
  Common stock issued for services                                19,331         58,000          --             --           58,000
  Canceled stock subscriptions                                    (1,600)          (100)         --              100           --
  Common stock issued in connection with bridge financing        155,555        700,000          --             --          700,000
  Conversion of accrued salaries into common stock                66,664        300,000          --             --          300,000
  Conversion of notes payable and other indebtedness
    to related parties into common stock                          26,652        120,000          --             --          120,000
  Sale of common stock                                            79,997        310,000          --         (125,000)       185,000
  Net loss                                                          --             --        (872,500)          --         (872,500)
                                                            ------------   ------------  ------------   ------------   ------------
Balance December 31, 1994                                      1,254,076      2,037,200    (1,639,500)      (127,100)       270,600
  Sale of common stock, net of offering costs
    of $1,393,744                                              2,209,353     12,297,400          --             --       12,297,400
  Common stock issued for services                                17,665         79,500          --             --           79,500
  Stock subscription canceled as consideration for
    services provided                                               --             --            --           50,000         50,000
  Stock subscription canceled                                     (6,666)       (30,000)         --           30,000           --
  Payments on stock subscriptions                                   --             --            --           42,100         42,100
  Net loss                                                          --             --      (5,595,300)          --       (5,595,300)
                                                            ------------   ------------  ------------   ------------   ------------
Balance December 31, 1995 (carried forward)                    3,474,428     14,384,100    (7,234,800)        (5,000)     7,144,300


                             LifeRate Systems, Inc.
                          (A Development Stage Company)

            Statements of Shareholders' Equity (Deficit) (continued)


                                                                                         DEFICIT
                                                                                       ACCUMULATED
                                                             COMMON STOCK ISSUED          DURING          STOCK
                                                         ---------------------------   DEVELOPMENT    SUBSCRIPTIONS
                                                            SHARES        AMOUNTS         STAGE         RECEIVABLE        TOTAL
                                                         ------------   ------------   ------------    ------------    ------------
Balance December 31, 1995 (brought forward)                 3,474,428   $ 14,384,100   $ (7,234,800)   $     (5,000)   $  7,144,300
  Private placement of common stock, net of
     offering costs of $253,846                               295,546      1,667,200           --              --         1,667,200
  Payments on stock subscriptions                                --             --             --             5,000           5,000
  Stock options exercised                                      41,665        235,400           --              --           235,400
  Value of stock options granted for services rendered           --          974,000           --              --           974,000
  Net loss                                                       --             --       (9,873,500)           --        (9,873,500)
                                                         ------------   ------------   ------------    ------------    ------------
Balance December 31, 1996                                   3,811,639     17,260,700    (17,108,300)           --           152,400
  Private placement of common stock, net of
     offering costs of $177,700                             4,290,000      1,964,400           --              --         1,964,400
  Conversion of notes payable to common stock, net of
     unamortized discount of $31,800                          365,550        525,900           --              --           525,900
  Value of warrants issued to holders of notes                   --          204,500           --              --           204,500
  Stock options exercised                                      17,811         33,400           --              --            33,400
  Value of stock options granted for services rendered           --           27,500           --              --            27,500
  Net loss                                                       --             --       (3,876,200)           --        (3,876,200)
                                                         ------------   ------------   ------------    ------------    ------------
Balance December 31, 1997                                   8,485,000   $ 20,016,400   $(20,984,500)   $       --      $   (968,100)
                                                         ============   ============   ============    ============    ============

SEE ACCOMPANYING NOTES.


                             LifeRate Systems, Inc.
                          (A Development Stage Company)

                            Statements of Cash Flows

                                                                                                                  JULY 18, 1990
                                                                                                                    (DATE OF
                                                                                                                  INCEPTION) TO
                                                                       YEAR ENDED DECEMBER 31                     DECEMBER 31,
                                                               1997              1996              1995               1997
                                                          ------------      ------------       ------------       ------------
OPERATING ACTIVITIES
Net loss                                                  $ (3,876,200)     $ (9,873,500)      $ (5,595,300)      $(20,984,500)
Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation                                               309,700           238,600             61,100            636,200
    Amortization of software development costs                  50,500           100,800               --              151,300
    Amortization of discounts on long-term debt                 76,300              --                 --               76,300
    Value of stock options granted for services rendered        27,500           974,000               --            1,001,500
    Value of warrants issued to note holders                   204,500              --                 --              204,500
    Convertible subordinated note issued for services
       rendered                                                   --           2,250,000               --            2,250,000
    Extraordinary item - discount on notes                  (1,273,800)             --                 --           (1,273,800)
    Writedown of software development costs to net
       realizable value                                           --                --              599,600            599,600
    Stock issued for services                                     --                --              129,500            187,500
    Changes in operating assets and liabilities:
      Accounts receivable                                     (135,800)          (38,000)           (80,900)          (278,200)
      Advances to agent                                           --                --              108,000               --
      Prepaid and other current assets                          68,200           (61,700)           (61,000)           (54,500)
      Other  assets                                               --              11,800             (1,200)              --
      Accounts payable                                        (180,100)         (247,700)           381,400             96,400
      Accrued compensation                                     159,400          (200,900)           (34,700)           503,300
      Accrued consulting fees                                  (81,100)         (296,500)           333,400              5,000
      Accrued royalties                                        (16,400)           36,100               --               19,700
      Other current liabilities                                (70,700)           72,400             (1,500)            14,200
      Deferred revenue                                          20,500            90,900            (29,600)           172,300
      Deferred rent                                            (11,900)          (11,900)            (8,600)             4,900
                                                          ------------      ------------       ------------       ------------
Net cash used in operating activities                       (4,729,400)       (6,955,600)        (4,199,800)       (16,668,300)

INVESTING ACTIVITIES
Software development costs                                     (28,600)             --             (750,900)          (779,500)
Purchase of furniture and equipment                            (20,100)         (602,600)          (332,400)          (992,500)
                                                          ------------      ------------       ------------       ------------
Net cash used in investing activities                          (48,700)         (602,600)        (1,083,300)        (1,772,000)

FINANCING ACTIVITIES
Payments on notes payable and capital leases                  (265,000)          (27,900)           (55,900)          (426,400)
Stock subscription received                                       --               5,000               --                5,000
Proceeds from issuance of notes payable                      1,737,500              --               51,800          2,027,700
Proceeds from issuance of common stock                       1,997,800         1,902,600         12,424,500         17,598,200
                                                          ------------      ------------       ------------       ------------
Net cash provided by financing activities                    3,470,300         1,879,700         12,420,400         19,204,500
                                                          ------------      ------------       ------------       ------------

(Decrease) increase in cash and cash equivalents            (1,307,800)       (5,678,500)         7,137,300            764,200
Cash and cash equivalents at beginning of period             2,072,000         7,750,500            613,200               --
                                                          ------------      ------------       ------------       ------------
Cash and cash equivalents at end of period                $    764,200      $  2.072,000       $  7,750,500       $    764,200
                                                          ============      ============       ============       ============


SEE ACCOMPANYING NOTES.

                             LifeRate Systems, Inc.
                          (A Development Stage Company)

                          Notes to Financial Statements
                                December 31, 1997

1.   DESCRIPTION OF BUSINESS

     LifeRate Systems, Inc. (the Company) is a development stage enterprise engaged in marketing a proprietary software operating system to healthcare providers and payors throughout the United States to produce information to measure and quantify the quality and cost of healthcare.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents are carried at cost, which approximates market value.

FURNITURE AND EQUIPMENT

Furniture and equipment, principally computer equipment, is stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets ranging from 3 to 7 years.

NET LOSS PER SHARE

In 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 128, "Earnings Per Share." FASB Statement No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to fully diluted earnings per share under the previous rules. Earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the FASB Statement No. 128 requirements.

INCOME TAXES

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases.

SOFTWARE DEVELOPMENT COSTS

The Company capitalizes software development costs in accordance with the provisions of FASB Statement No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." Capitalization of software development costs, including significant product enhancements, begins upon the establishment of technological feasibility for the product and concludes when the product is available for release to customers. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future gross product revenue, estimated economic life and changes in software and hardware technology. During 1995, the Company recorded writedowns to the net realizable value of software development costs totaling $599,600 due to pending product upgrades.

                              LifeRate Systems, Inc
                          (A Development Stage Company)

                          Notes to Financial Statements
                                December 31, 1997

2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION

Revenues derived from software licenses are recognized upon execution of a license agreement, delivery of the software product, reasonable assurance of customer acceptance of the software and fulfillment of any other significant contract obligations. Revenues derived from customer service and support activities are deferred and recognized ratably over the term of the contract. Revenues derived from software development contracts will be recognized using a percentage of completion method based on meeting key milestones over the term of the contract. Cash received as deposits on software license contracts is recorded as deferred revenue in the accompanying balance sheet.

COST OF REVENUES

Cost of revenues includes royalty expense, amortization of capitalized software expense and costs of customer support activities.

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

STOCK-BASED COMPENSATION

The Company has adopted the disclosure only provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," but applies Accounting Principles Board Opinion No. 25 (APB 25), and related interpretations in accounting for its stock option plans. Under APB 25, when the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income." FASB Statement No. 130 is effective for financial statements for fiscal years beginning after December 15, 1997. This standard defines comprehensive income as the changes in equity of an enterprise except those resulting from stockholder transactions. All components of comprehensive income are required to be reported in a new financial statement. Management believes the adoption of FASB Statement No. 130 will not have a material effect on the Company's financial statements.

In June 1997, the FASB also issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." FASB Statement No. 131 is effective for financial statements for periods beginning after December 15, 1997. FASB Statement No. 131 establishes standards for disclosures about operating segments, products and services, geographic areas and major customers. Management believes the adoption of FASB Statement No. 131 will not have a material effect on the Company's financial statements.

                              LifeRate Systems, Inc
                          (A Development Stage Company)

                          Notes to Financial Statements
                                December 31, 1997

2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The American Institute of Certified Public Accountants has approved a new Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"), which will supersede Statement of Position 91-1, "Software Revenue Recognition." Management is currently evaluating the impact of SOP 97-2 and has not determined the result, if any, on the Company's financial position, results of operations or cash flows.

RECLASSIFICATION

Certain prior year amounts have been reclassified to conform with the 1997 presentation.

3.   CONTINUED EXISTENCE

     The company has incurred losses since inception and has an accumulated deficit of $20,984,500 at December 31, 1997. The Company's ability to continue as a going concern and the realization of its assets and orderly satisfaction of its liabilities are dependent on obtaining additional funds from outside sources and generating sufficient working capital from operations. The Company estimates that cash balances at December 31, 1997 and proceeds from the January 1998 sale of common stock will not be enough to fund operations for 1998. The Company will require additional capital during 1998 to continue operations and is currently exploring financing alternatives. There can be no assurance that the Company will be successful in obtaining additional financing.

4.   LONG-TERM DEBT AND EXTRAORDINARY ITEM

     Long-term debt consists of the following:


                                                                           DECEMBER 31
                                                                       1997            1996
                                                                       --------------------
     Convertible subordinated note payable, non-interest
      bearing at December 31, 1997 (10% interest at December
      31, 1996), due April 2002                                    $ 2,250,000      $ 2,250,000

     Convertible promissory note payable, non-interest
      bearing, due May 2002                                          1,000,000             --

     Note payable, bears interest at 1.0% above prime
      (9.5% at December 31, 1997), due in monthly
      installments of $970 plus interest through February 1998           1,700           12,600

     Capital lease obligation, bears interest at 19.1%,
      due in monthly installments of $1,020 through March 1999          13,500            1,000
                                                                   -----------      -----------
                                                                     3,265,200        2,263,600
     Less discount on non-interest bearing notes                    (1,232,300)            --
     Current portion - long-term debt                                  (12,300)         (11,800)
                                                                   -----------      -----------
                                                                   $ 2,020,600      $ 2,251,800
                                                                   ===========      ===========


                              LifeRate Systems, Inc
                          (A Development Stage Company)

                          Notes to Financial Statements
                                December 31, 1997


4.   LONG-TERM DEBT AND EXTRAORDINARY ITEM (CONTINUED)

Future payments of long-term debt and capital lease obligations are as follows:

       Year ending December 31:
            1998                                           $13,900
            1999                                             3,100
            2002                                         3,250,000
                                                        ----------
                                                         3,267,000
                                                        ----------
       Less amount representing interest                    (1,800)
                                                        ----------
                                                        $3,265,200
                                                        ==========

In March 1997, the Company issued a $2,250,000 convertible subordinated note for services previously rendered by a physician group. In November 1997, the terms of the note were restructured. Under the new terms, the convertible subordinated note was changed to be non-interest bearing (prior to the restructuring the note incurred interest at 10% per year) and all accrued interest from March 1997 to November 1997, amounting to approximately $142,400, was forgiven. At the time of the debt restructuring, the Company recorded a discount on the note of approximately $795,900. The discount is being amortized over the remaining life of the note. The note is convertible into shares of the Company's common stock at the conversion rate of $3.32 per share.

In May 1997, the Company issued a $1,000,000 convertible promissory note to Medtronic, Inc. The terms of the note called for interest to be incurred at the prime rate and the note was due on the earlier of November 30, 1997 or the completion of $5,000,000 of additional financing for the Company. In connection with the note, the Company issued Medtronic a warrant to purchase 100,000 shares of stock at a price of $2.00 per share. The warrant expires in 2002. In November 1997, the terms of the note were changed to be non-interest bearing and accrued interest of approximately $44,000 was forgiven. In addition, the term of the note was extended to 2002. At the time of the restructuring, the Company recorded a discount on the note of approximately $316,900, which is being amortized over the remaining life of the note. In addition, the conversion price on the note was changed to $1.50 per share and the exercise price on the warrant was changed to $.50 per share.

NOTES PAYABLE - RELATED PARTY

The Company entered into a settlement agreement with a former employee and director to remit unpaid compensation amounting to $6,500, which was paid in full during 1996. During 1997, non-employee directors of the Company loaned the Company $46,200. In November 1997, $5,775 of the loans were converted into 11,550 shares of common stock and $40,425 was repaid.

EXTRAORDINARY ITEM

The extraordinary item of $1,312,800 in 1997 relates to the restructuring of the terms of the $1,000,000 convertible promissory note and the $2,250,000 convertible subordinated note and the cancellation of $200,000 in interest due on the notes from the time of issuance until November 1997, when the terms of the notes were restructured.

5.   COMMON STOCK AND WARRANTS

In March 1995, the Company sold 1,046,500 shares of common stock in an initial public offering. The offering resulted in net proceeds to the Company of $4,294,700. In connection with the public offering the Company granted

                             LifeRate Systems, Inc.
                          (A Development Stage Company)

                          Notes to Financial Statements
                                December 31, 1997

5.   COMMON STOCK AND WARRANTS (CONTINUED)

the underwriter warrants to purchase 91,000 shares of common stock at $6.00 per share. The warrants may be exercised over a four year period beginning March 1996.

In December 1995, the Company sold 600,000 shares of common stock to Medtronic, Inc., resulting in net proceeds to the Company of $4,782,400. In connection with the sale of common stock, the Company entered into a license and development agreement with Medtronic (see Note 12).

Also in December 1995, the Company sold 562,853 shares of common stock in a private placement. The sale resulted in net proceeds to the Company of $3,220,300.

In January 1996, the Company sold an additional 295,546 shares of common stock resulting in net proceeds to the Company of $1,667,200. In connection with the December 1995 and January 1996 private placements of stock, the Company agreed to grant the underwriter 85,540 warrants to purchase shares of common stock. The warrants are exercisable at a price of $6.50 and remain outstanding for a period of ten years.

In July 1997, the Company issued convertible promissory notes totaling $500,000. Purchasers of the notes also received 50,000 warrants at an exercise price of $2.00 per share. The warrants remain outstanding for a period of five years. In connection with the sale of the notes, the underwriter was granted a warrant to purchase 25,000 shares of common stock. The warrant is exercisable at a price of $2.00 per share and remains outstanding for a period of five years. In November 1997, the convertible promissory notes were converted into 250,000 shares of common stock at a conversion price of $2.00 per share and $13,600 of accrued interest was forgiven.

In November 1997, a director loan of $5,775 was converted into 11,550 shares of stock at a price of $.50 per share. In November 1997, notes payable for an aggregate of $52,000 were converted into 104,000 shares of common stock at a price of $.50 per share and ten year warrants for 104,000 shares of common stock at an exercise price of $1.50 per share.

In November 1997, the Company sold 4,290,000 shares of common stock and issued warrants to purchase 4,290,000 shares of common stock at an exercise price of $1.50. The warrants expire in November 2007. The sale resulted in net proceeds to the Company of $1,964,400.

As of December 31, 1997, the Company had 4,901,395 warrants outstanding with exercise prices ranging from $.50 to $6.50. The warrants expire at various dates ranging from December 1999 to November 2007.

6.   EMPLOYEE STOCK PURCHASE PLAN

The Company has an Employee Stock Purchase Plan whereby eligible employees may purchase on each purchase date, as defined, shares of common stock at the lower of 85% of the market price at the time of grant or the time of purchase. Employees may contribute up to 10% of wages to the plan and may purchase up to 2,000 shares per year under the plan. There are 100,000 shares reserved for this plan. During 1997, 17,811 shares were issued at prices ranging from $.53 to $2.76.

7.   STOCK OPTIONS

In December 1993, the Company adopted the LifeRate Systems, Inc. 1993 Stock Option Plan (the "Plan"). The Company has reserved 750,000 shares for issuance to employees and consultants as either incentive stock options or non-qualified options. Under the Plan, incentive stock options may be granted at prices not less than the fair market value of the Company's common stock at the grant date. The grant price of non-qualified options is determined

                             LifeRate Systems, Inc.
                          (A Development Stage Company)

                          Notes to Financial Statements
                                December 31, 1997

7.   STOCK OPTIONS  (CONTINUED)

by the Board Committee administering the Plan, but the grant price must be at least 85% of the fair market value of the common stock as of the grant date. Options are exercisable based on terms set by the Board Committee and the option term may not exceed ten years from the date of grant.

Option activity is summarized as follows:


                                           1997                     1996                      1995
                                  ----------------------     -------------------      --------------------
                                                 AVERAGE                 AVERAGE                  AVERAGE
                                                WEIGHTED                WEIGHTED                  WEIGHTED
                                                EXERCISE                EXERCISE                  EXERCISE
                                  SHARES         PRICE       SHARES       PRICE       SHARES       PRICE
                                 ---------       -----      ---------     -----      ---------     -----
     Outstanding at beginning
      of year                     409,441        $7.68      250,106       $5.97       84,442       $3.36
     Granted                      302,779         2.82      274,333        8.84      245,664        5.90
     Exercised                        -                     (41,665)       5.66           -
     Canceled                    (539,873)        5.77      (73,333)       7.35      (80,000)       5.88
                                 ---------        ----      ---------      ----      ---------      ----
     Outstanding at end of year   172,347        $5.14      409,441       $7.68      250,106       $5.97
                                 ========         ====      =======        ====      =======        ====
     Options exercisable
     at year-end                  147,789        $5.52      239,326       $7.03      167,445       $3.97
                                 ========         ====      =======        ====      =======        ====


At December 31, 1997, there were 577,653 shares available for grant under the 1993 Stock Option Plan.

The following table summarizes information about stock options outstanding at December 31, 1997:


                                       OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
                         ------------------------------------------     --------------------------
                             NUMBER          WEIGHTED                      NUMBER
                           OUTSTANDING       AVERAGE       WEIGHTED      EXERCISABLE      WEIGHTED
                              AT           REMAINING       AVERAGE          AT           AVERAGE
          RANGE OF         DECEMBER 31,     CONTRACTUAL     EXERCISE     DECEMBER 31,      EXERCISE
      EXERCISE PRICES         1997            LIFE          PRICE           1997          PRICE
     ----------------         ----            ----          -----           ----          -----
     $1.00 to $1.938          30,707        4.7 Years     $  1.33           30,707       $ 1.33
     $2.625 to $3.00          44,974        5.5 Years        2.91           20,416         3.00
     $5.875 to $6.33          45,666        7.2 Years        5.99           45,666         5.99
     $8.625                   51,000        8.4 Years        8.625          51,000         8.625
                             -------                                       -------
                             172,347        6.7 Years     $  5.14          147,789       $ 5.52
                             =======                                       =======


The Company has also granted non-qualified options to certain employees and directors that are outside of the 1993 Stock Option Plan. These options total 956,000 shares with prices ranging from $.50 to $5.00 per share. Expiration dates of these options range from August 2003 to March 2007. At December 31, 1997, 306,001 options were exercisable at a weighted average exercise price of $2.23 per share.

In March 1997, the Company canceled previously granted options held by employees and consultants to purchase 186,000 shares of common stock with original exercise prices that ranged from $4.50 to $10.625 per share. New options totaling 163,550 shares were granted with exercise prices ranging from $2.625 to $3.00 per share.

                             LifeRate Systems, Inc.
                          (A Development Stage Company)

                          Notes to Financial Statements
                                December 31, 1997


7.   STOCK OPTIONS (CONTINUED)

Pro forma information regarding net loss and loss per share is required by FASB Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. For purpose of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                     1997             1996            1995
                                     ----             ----            ----
     Pro forma net loss           $(4,246,500)   $(11,094,600)     $(5,931,700)
     Pro forma loss per share -
     basic and diluted                 $( .97)         $(2.93)         $ (2.82)

The pro forma effect on the net loss for 1997, 1996 and 1995 is not representative of the pro forma effect on net income (loss) in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995.

The fair value of options granted during 1997, 1996 and 1995 was estimated using the Black-Scholes option pricing model with the following assumptions: no dividend yield; a risk free interest rate of 5.5%, 6.0% and 6.0% during 1997, 1996 and 1995, respectively; expected volatility of the market price of the Company's common stock of 71%, 64% and 64% during 1997, 1996 and 1995, respectively; and expected option lives ranging from three to five years. The weighted average fair value of plan options granted at market prices during the years ended December 31, 1997, 1996 and 1995 was $1.05, $5.19 and $3.33 per
share, respectively. The weighted average fair value of non-plan options granted at market prices during the years ended December 31, 1997, 1996 and 1995 was $.90, $3.09 and $2.68 per share, respectively.

The Black-Sholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

                             LifeRate Systems, Inc.
                          (A Development Stage Company)

                          Notes to Financial Statements
                                December 31, 1997


8.   INCOME TAXES

The tax effects of significant components of the Company's deferred tax assets and liabilities are as follows:

                                               1997            1996
                                               ----            ----
     Deferred tax assets:
       Net operating loss carryforwards     $8,254,000     $6,704,000
       Accounts receivable allowance            25,100         24,100
       Deferred rent                             2,000          6,700
       Deferred revenue                         68,900         60,700
       Accrued salaries                         81,300         17,200
       Accrued consulting fees                   2,000         34,400

     Deferred tax liabilities:
       Depreciation                             49,500         56,300
                                            ----------     ----------
       Net deferred tax assets               8,383,800      6,790,800
       Valuation allowance                   8,383,800      6,790,800
                                            ----------     ----------
                                            $        -     $        -
                                            ==========     ==========


A valuation allowance of 100% of tax benefits has been provided because of the Company's history of operating losses.

At December 31, 1997, the Company had net operating loss carryforwards of approximately $20,636,000 that expire at various times through the year 2012. The Company's ability to utilize these carryforwards to offset future taxable income is subject to certain restrictions under Section 382 of the Internal Revenue Code in the event of certain changes in the equity ownership of the Company. The Company experienced ownership changes in 1993, 1995 and 1997. However, the Company does not believe that such changes will significantly limit its ability to use the existing net operating loss carryforwards.

9.   COMMITMENTS

LEASES

The Company leases its office facilities under an operating lease that expires September 30, 2001. The Company leases office equipment under various operating leases, which expire from September 1999 to March 2001. Rent expense for the years ended December 31, 1997, 1996, and 1995 was $255,700, $182,600 and
$72,300, respectively. Future minimum rental payments required under the leases are as follows:

     Year ending December 31:
     1998                                         $262,600
     1999                                          276,600
     2000                                          208,900
     2001                                          139,600
                                                   -------
                                                  $887,700
                                                   =======

                             LifeRate Systems, Inc.
                          (A Development Stage Company)

                          Notes to Financial Statements
                                December 31, 1997

9.   COMMITMENTS (CONTINUED)

LETTER OF CREDIT

In January 1997, the Company issued a standby letter of credit in the amount of $50,000, expiring December 31, 2001, which is being maintained to support the installation of software. The agreement provides for a reduction of the letter of credit by $10,000 each at October 1, 1997, October 1, 1998, October 1, 1999 and October 1, 2000. Partial draws are not permitted. The balance at December 31, 1997 on the letter of credit was $40,000.

10.  MARKETING AGREEMENTS

In November 1994, the Company entered into a marketing arrangement with Clinical Sales and Services, Inc. (CSSI), pursuant to which CSSI agreed to assist the Company in coordinating and conducting marketing of the Company's system to healthcare providers and payers. The agreement had an initial term of three years and was renewable on an annual basis thereafter.

In September 1995, the Company entered into a new sales and marketing agreement with CSSI. The agreement called for monthly business development fees of $30,000 to be offset by commissions earned by CSSI on product sales. The amount of business development fees paid per month was subject to adjustment by the parties. In addition, the Company granted certain individuals affiliated with CSSI options to purchase 100,000 shares of the Company's common stock. The options were exercisable at a price of $5.875 with a term of ten years from the date of grant. These options were subsequently canceled.

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

No expense was incurred in 1997 or 1996 by the Company related to CSSI business development fees. In 1995, the Company paid CSSI $1,650,000 in business development fees and other costs.

11.  LICENSE, ROYALTY AND DEVELOPMENT AGREEMENTS

In 1995, the Company entered into an agreement with a physician group, of which a doctor in the group was a member of the Company's Board of Directors. The agreement called for the physician group to assist in the development and implementation of practice guidelines and clinical outcomes associated with the Company's software products. In 1995, the Company incurred expense of $150,000 related to assistance provided by the physicians group and recorded $50,000 of revenue for systems design work and implementation. In addition, the agreement called for the Company to issue the physician group shares of common stock if certain product sales of the Company's database occurred. In March 1997, this agreement was terminated. The Company issued the physician group a $2,250,000 convertible subordinated note as compensation for services rendered by the physician group in prior years. The terms of the note were restructured in November 1997. (See Note 4). The physician group may convert up to $2,000,000 of the convertible subordinated note into common stock at a conversion rate of $3.32 per share, subject to certain antidilution provisions.

In July 1995, the Company entered into a license agreement with an advisor to the Company. The agreement called for the Company to grant to the advisor a license to utilize software developed by the advisor at one healthcare facility. In addition, the Company agreed to pay to the advisor a royalty of 7.5% through December 31, 1998, and 5% thereafter, on

                             LifeRate Systems, Inc.
                          (A Development Stage Company)

                          Notes to Financial Statements
                                December 31, 1997


11.  LICENSE, ROYALTY AND DEVELOPMENT AGREEMENTS (CONTINUED)

certain product sales. In connection with the agreement, the Company granted the advisor options to purchase 26,000 shares of the Company's common stock at an exercise price of $4.50 per share. In March 1997, this agreement was modified. Under the terms of the modified agreement, after March 31, 1997, no royalties will be due until the sooner of the Company reaching $20,000,000 of cumulative revenues or January 1, 1999, at which time the Company will pay royalties of 3% of gross sales to the physician. The Company will pay the physician royalties of 3.6% on all gross revenues once the Company has reached $100,000,000 of gross revenues. In addition, the Company agreed to make certain milestone payments aggregating $450,000 based upon the Company reaching certain revenue goals and had agreed to pay the physician $100,000 per year for the next five years under a consulting agreement. Also, the Company granted the physician an option to purchase 550,000 shares of common stock at $2.625 per share for assistance with the development of the Company's system. The fair value of these options at the date of grant was $924,000. In November 1997, the consulting agreement and the Company's obligation to make certain milestone payments were canceled. Also, the option to purchase 550,000 shares of common stock was changed to 200,000 shares of common stock with an exercise price of $1.00 per share.

The Company incurred royalty expense of $36,500, $46,200 and $0 in 1997, 1996 and 1995, respectively.

12.  MEDTRONIC AGREEMENT

In December 1995, the Company entered into a license and development agreement with Medtronic, Inc. Under the agreement, the Company granted Medtronic a 30 year worldwide, royalty free license relating to the sales and use of the Company's system sold by Medtronic under the agreement. The Company has agreed to pay a commission to Medtronic relating to any assessment, installation, training, data conversion and monthly service fees. In addition, the Company has agreed to install its system at one site specified by Medtronic at no cost and to engage with Medtronic in joint development of products and services.

13.  SUPPLEMENTAL CASH FLOW INFORMATION

The Company entered into the following non-cash transactions:

                                                            DECEMBER 31
                                                     1997      1996       1995
                                                     ----      ----       ----
     Stock subscription receivable canceled as
       consideration for services provided         $   --    $  --      $ 50,000
     Conversion of notes payable
       into common stock                            557,800     --          --
     Equipment and other assets
       acquired under a capital lease                20,200     --          --


14.   MAJOR CUSTOMERS

In 1997, the Company had three customers that accounted for 44.3%, 16.1% and 15.7% of revenue, respectively. In 1996, two customers accounted for 56.8% and 11.1% of revenue, respectively.

                         LifeRate Systems, Inc.
                      (A Development Stage Company)

                      Notes to Financial Statements
                            December 31, 1997


15.  LEGAL PROCEEDINGS

In February 1998, the Company was named in a complaint brought in New York state court, by a shareholder, alleging fraud, deceit, negligent misrepresentation and other wrongdoing in connection with the Company's December 1995 private placement of common stock. The plaintiffs, who purchased approximately $1 million of common stock, are seeking rescission of their investment, compensatory damages, punitive damages and restitution of profits received by the Company and other named defendants. The Company has not yet had an opportunity to evaluate the claims against the Company in detail but believes the claims to be without merit and plans to vigorously defend this action. It is not possible at this time to estimate the loss, if any, the Company will incur with regards to the legal proceedings, and thus the Company has not established a reserve for the outcome of the proceedings.

16.  SUBSEQUENT EVENT

In January 1998, a special meeting of shareholders was held. At the meeting the shareholders approved increasing the authorized shares of common stock from 20,000,000 shares to 75,000,000 shares.

Also in January 1998, the Company sold an additional 4,000,000 shares of common stock and issued warrants to purchase 4,000,000 shares of common stock at an exercise price of $1.50 per share. The warrants expire in January 2008. Net proceeds to the Company from the sale were $1,958,000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         LIFERATE SYSTEMS, INC.



Dated:   March 25, 1998       By: /s/ David J. Chinsky
                              ----------------------
                                       David J. Chinsky
                                       President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated below and on the date indicated.

NAME                     TITLE                                    DATE

/s/ David J. Chinsky     Chief Executive Officer,                 March 25, 1998
David J. Chinsky         President and Director
                         (Principal Executive, Financial
                         and Accounting Officer)

/s/ Mark W. Sheffert     Chairman of the Board of Directors       March 25, 1998
Mark W. Sheffert         and Director

/s/ Daniel A. Pelak      Director                                 March 27, 1998
Daniel A. Pelak

                                  EXHIBIT INDEX



EXHIBIT                      DESCRIPTION (METHOD OF FILING)
NO.
---

3.1 Amended and Restated Articles of Incorporation, as amended. (Filed herewith.)

3.2 Amended and Restated Bylaws, as amended. (Incorporated by reference to Exhibit 3.2 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995, File No. 0-25530).

4.1 Form of the Company's Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form SB-2, File No. 33-89016C).

4.2          Amended and Restated Articles of Incorporation, as amended. (See
             Exhibit 3.1.)

4.3          Amended and Restated Bylaws, as amended.  (See Exhibit 3.2.)

4.4 Form of Warrant dated December, 1994 to purchase shares of Common Stock issued to investors in connection with the Company's December, 1994 Private Placement. (Incorporated by reference to Exhibit 10.17 of the Company's Registration Statement on Form SB-2, File No. 33-89016C).

4.5 Form of Warrant dated March, 1995 to purchase 91,000 shares of Common Stock issued to Principals of Miller Johnson & Kuehn, Inc. in connection with the Company's Initial Public Offering. (Incorporated by reference to Exhibit 4.5 of the Company's Registration Statement on Form SB-2, File No. 333-42155).

4.6 Form of Warrant dated December, 1995 to purchase 56,286 shares of Common Stock issued to Principals of Miller Johnson & Kuehn, Inc. in connection with the Company's December, 1995 Private Placement. (Incorporated by reference to Exhibit 4.6 of the Company's Registration Statement on Form SB-2, File No. 333-42155).

4.7 Form of Warrant dated January, 1996 to purchase 29,555 shares of Common Stock issued to Principals of Miller Johnson & Kuehn, Inc. in connection with the Company's January, 1996 Private Placement. (Incorporated by reference to Exhibit 4.7 of the Company's Registration Statement on Form SB-2, File No. 333-42155).

4.8 Warrant dated May 12, 1997 to purchase 100,000 shares of Common Stock issued to Medtronic, Inc. (Incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997, File No. 0-25530).

4.9 Form of Warrant to purchase shares of Common Stock of the Company issued to investors in connection with the July, 1997 Bridge Financing. (Incorporated by reference to Exhibit 4.9 of the Company's Registration Statement on Form SB-2, File No. 333-42155).

4.10 Form of Warrant dated July 21, 1997 to purchase 29,555 shares of Common Stock to Principals of Miller Johnson & Kuehn, Inc. in connection with the Company's July, 1997 Bridge Financing. (Incorporated by reference to Exhibit 4.10 of the Company's Registration Statement on Form SB-2, File No. 333-42155).

EXHIBIT                      DESCRIPTION (METHOD OF FILING)
NO.
---
4.11 Form of Warrant to Purchase Common Stock of the Company issued in connection with the November 1997 Equity Financing. (Incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K dated November 26, 1997, File No. 0-25530).

10.1 1993 Stock Option Plan, as amended. (Incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8, File No. 333-02850).

10.2         Form of Incentive Stock Option Agreement for Employees.
             (Incorporated by reference to Exhibit 10.14 to the Company's Registration Statement on Form SB-2, File No. 33-89016C).

10.3         Form of Non-Statutory Stock Option Agreement for Non-Employees.
             (Incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form SB-2, File No. 33-89016C).

10.4 Employee Stock Purchase Plan, as amended. (Incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-KSB/A (Amendment No. 1), File No. 0-25530).

10.5         Form of Employment Agreement. (Incorporated by reference to
             Exhibit 10.1 to the Company's Registration Statement on Form SB-2, File No. 33-89016C).

10.6 Lease Agreement with Alpha Associates, Inc. dated April 30, 1993. (Incorporated by reference to Exhibit 10.20 to the Company's Registration Statement on Form SB-2, File No. 33-89016C).

10.7 Computer Software Purchase Agreement, dated July 2, 1995, between the Company, Anthony Furnary, M.D. and APF, LLC. (Incorporated by reference to Exhibit 10.28 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995, File No. 0-25530).

10.8 Investment Agreement, dated as of December 26, 1995 between the Company and Medtronic, Inc. (Incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K dated December 22, 1995, File No. 0-25530).

10.9 License and Development Agreement, dated as of December 26, 1995 between the Company and Medtronic, Inc. (Incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K dated December 22, 1995, File No. 0-25530).

10.10 Shareholder Voting Agreement, dated as of December 26, 1995 by and among the Company, Medtronic, Inc., Donna J. Edmonds, Jeffrey B. Comer, David W. Haskin and Paul D. Benson. (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated December 22, 1995, File No. 0-25530).

10.11 Employment Agreement, dated April 29, 1996 between the Company and William W. Chorske. (Incorporated by reference to Exhibit
             10.1 of the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1996, File No 0-25530).

10.12 Stock Option Agreement, dated April 29, 1996, between the Company and William W. Chorske. (Incorporated by reference to
             Exhibit 10.2 of the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1996, File No. 0-25530).

EXHIBIT                      DESCRIPTION (METHOD OF FILING)
NO.
---
10.13        Agreement, dated June 4, 1996, between the Company and Jeffrey
             B. Comer. (Incorporated by reference to Exhibit 10.21 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996, File No. 0-25530).

10.14 Non-Statutory Stock Option Agreement, dated June 6, 1995, between the Company and Jeffrey B. Comer. (Incorporated by reference to Exhibit 10.23 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996, File No. 0-25530).

10.15        Agreement, dated June 5, 1996, between the Company and David W.
             Haskin. (Incorporated by reference to Exhibit 10.24 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996, File No. 0-25530).

10.16 Agreement, dated September 1, 1996, between the Company and William Knopf, M.D. (Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1996, File No. 0-25530).

10.17 Non-Statutory Stock Option Agreement dated September 1, 1996, between the Company and William Knopf, M.D. (Incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1996, File No. 0-25530).

10.18 Non-Statutory Stock Option Agreement, dated September 1, 1996, between the Company and Donna J. Edmonds. (Incorporated by reference to Exhibit 10.29 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996, File No. 0-25530).

10.19 Agreement, dated September 25, 1996, between the Company and Donna J. Edmonds (Incorporated by reference to Exhibit 10.28 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996, File No. 0-25530).

10.20 Agreement, dated December 18, 1996, between the Company and National Jewish Center (confidential portions have been omitted and filed with the Secretary of the Commission). (Incorporated by reference to Exhibit 10.30 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996, File No. 0-25530).

10.21 Technical Support Agreement, dated as of December 18, 1996, between the Company and National Jewish Center. (Incorporated by reference to Exhibit 10.31 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996, File No. 0-25530).

10.22 Non-Statutory Stock Option Agreement, dated March 4, 1997, covering 26,000 shares between the Company and APF, LLC. (Incorporated by reference to Exhibit 10.39 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996, File No. 0-25530).

10.23 Non-Statutory Stock Option Agreement, dated March 4, 1997, covering 10,333 shares between the Company and APF, LLC. (Incorporated by reference to Exhibit 10.40 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996, File No. 0-25530).

10.24 Non-Statutory Stock Option Agreement, dated March 24, 1997, covering 550,000 shares between the Company and APF, LLC. (Incorporated by reference to Exhibit 10.38 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996, File

EXHIBIT                      DESCRIPTION (METHOD OF FILING)
NO.
---
             No. 0-25530).

10.25 Master Agreement, dated March 25, 1997, among the Company, Anthony Furnary, M.D. and APF, LLC. (Incorporated by reference to Exhibit 10.35 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996, File No. 0-25530).

10.26 Modification Agreement, dated March 25, 1997, among the Company, Anthony Furnary, M.D. and APF, LLC. (Incorporated by reference to Exhibit 10.36 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996, File No. 0-25530).

10.27 Agreement, dated March 28, 1997 between The Company and Atlanta Cardiology Group, P.C. (Incorporated by reference to Exhibit
             10.32 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996, File No. 0-25530).


10.28 Convertible Subordinated Promissory Note, dated March 28, 1997, issued by the Company to The Atlanta Cardiology Group, PC. (Incorporated by reference to Exhibit 10.33 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996, File No. 0-25530).

10.29 Mutual Release, dated March 28, 1997, between the Company and The Atlanta Cardiology Group, P.C. (Incorporated by reference to
             Exhibit 10.34 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996, File No. 0-25530).

10.30 Note dated May 12, 1997 in the principal amount of $1,000,000 issued to Medtronic, Inc. (Incorporated by reference to Exhibit
             10.1 of the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997, File No. 0-25530).

10.31 Employment Agreement, dated August 18, 1997, between the Company and David J. Chinsky. (Incorporated by reference to Exhibit 10.6 of the Company's Current Report on Form 8-K dated November 26, 1997, File No. 0-25530).

10.32 Letter Agreement, dated November 10, 1997, among the Company, APF, LLC and Anthony P. Furnary, M.D. (Incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K dated November 26, 1997, File No. 0-25530).

10.33 Letter Agreement, dated November 10, 1997, between the Company and the Atlanta Cardiology Group, P.C. (Incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K dated November 26, 1997, File No. 0-25530).

10.34 Letter Agreement, dated November 10, 1997, between the Company and Medtronic, Inc. (Incorporated by reference to Exhibit 10.5 of the Company's Current Report on Form 8-K dated November 26, 1997, File No. 0-25530).

10.35 Amendment to Employment Agreement, dated November 13, 1997, between the Company and David J. Chinsky. (Incorporated by reference to Exhibit 10.7 of the Company's Current Report on Form 8-K dated November 26, 1997, File No. 0-25530).

EXHIBIT                      DESCRIPTION (METHOD OF FILING)
NO.
---
10.36 Non-Statutory Stock Option Agreement, dated November 13, 1997, between the Company and David J. Chinsky. (Incorporated by reference to Exhibit 10.8 of the Company's Current Report on Form 8-K dated November 26, 1997, File No. 0-25530).

10.37 Securities Purchase Agreement, dated as of November 14, 1997, among the Company and the Purchasers. Omitted from this Exhibit, as filed, are the exhibits and schedules referenced in such agreement. The Company will furnish supplementally a copy of any such exhibits and schedules to the Commission upon request. (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated November 26, 1997, File No. 0-25530).

23.1         Consent of Independent Auditors. (Filed herewith.)

27.1.        Financial Data Schedule. (Filed herewith.)