Form 10QSB
period 1998-03-31
LIFERATE SYSTEMS INC
filed 1998-05-12
CIK 937251

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For The Quarterly Period Ended March 31, 1998

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

Yes [X]       No  [ ]

As of April 30, 1998, there were 12,485,000 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one):  Yes ___  No __X__

                             LIFERATE SYSTEMS, INC.
                          INDEX TO FINANCIAL STATEMENTS


                                                                      PAGE
ITEM 1.  FINANCIAL STATEMENTS

                  Condensed Balance Sheets -                             3
                  March 31, 1998 and December 31, 1997

                  Statements of Operations -                             4
                  Three Months Ended March 31, 1998 and 1997 and Date of Inception to March 31, 1998.

                  Condensed Statements of Cash Flow -                    5
                  Three Months Ended March 31, 1998 and 1997 and Date of Inception to March 31, 1998.

                  Notes to Condensed Financial Statements                6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS                             7

                             LIFERATE SYSTEMS, INC.
                          (A Development Stage Company)
                            Condensed Balance Sheets



                                                                             MARCH 31,       December 31,
                                                                               1998              1997
                                                                               ----              ----
ASSETS                                                                      (UNAUDITED)         (Note)
Current assets:
     Cash and cash equivalents                                              $  1,936,700      $    764,200
     Accounts receivable, less allowance of $70,350
     at March 31, 1998 and $62,850 at December 31, 1997                          478,900           278,200
     Prepaid expenses and other current assets                                    31,900            59,800
                                                                            ------------      ------------
Total current assets                                                           2,447,500         1,102,200

Furniture and fixtures                                                           177,600           177,600
Computer equipment                                                               840,400           872,000
                                                                            ------------      ------------
                                                                               1,018,000         1,049,600
Less accumulated depreciation                                                    677,500           635,600
                                                                            ------------      ------------
                                                                                 340,500           414,000
Software development costs, net of amortization
 of $5,900 at March 31, 1998                                                     114,900            28,600
                                                                            ------------      ------------
Total Assets                                                                $  2,902,900      $  1,544,800
                                                                            ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
     Accounts payable and other accrued liabilities                         $    340,700      $    299,600
     Other current liabilities                                                     5,200             3,200
     Current portion of long-term debt
      and capitalized lease obligations                                           10,400            12,300
                                                                            ------------      ------------
Total current liabilities                                                        356,300           315,100

Long-term debt and capital lease obligations                                   2,078,000         2,020,600
Deferred rent                                                                      2,000             4,900
Deferred revenue                                                                 185,400           172,300

Shareholders' equity (deficit):
     Preferred stock, no par value:
       Authorized shares - 1,000,000
       Issued and outstanding shares-none in 1998 and 1997                             -                 -
     Common stock, no par value:
       Authorized shares - 75,000,000
       Issued and outstanding shares - 12,485,000 at March 31, 1998 and
      8,485,000 at December 31, 1997                                          21,975,800        20,016,400
     Deficit accumulated during the development stage                        (21,694,600)      (20,984,500)
                                                                            ------------      ------------
Total shareholders' equity (deficit)                                             281,200          (968,100)
                                                                            ------------      ------------
Total liabilities and shareholders' equity (deficit)                        $  2,902,900      $  1,544,800
                                                                            ============      ============


Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date.

                             LIFERATE SYSTEMS, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)


                                                                                      JULY 18, 1990
                                                           THREE MONTHS                  (DATE OF
                                                          ENDED MARCH 31,              INCEPTION) TO
                                                       1998              1997         MARCH 31, 1998
                                                   ------------      ------------     --------------
Net revenues                                       $    273,900      $    198,800      $  2,084,500
Cost of revenues                                        222,400           263,300         2,212,200
                                                   ------------      ------------      ------------
Gross profit                                             51,500           (64,500)         (127,700)

Operating expenses:
     Sales and marketing                                202,800           398,600         6,166,100
     Research and development                           221,500           396,700         9,034,700
     General and administrative                         300,700           488,300         7,680,700
                                                   ------------      ------------      ------------
Total operating expenses                                725,000         1,283,600        22,881,500
                                                   ------------      ------------      ------------
Loss from operations                                   (673,500)       (1,348,100)      (23,009,200)
Interest income and other income, net                    25,000            15,000           426,600
Interest expense                                         61,600               300           424,800
                                                   ------------      ------------      ------------
Net loss before extraordinary item                     (710,100)       (1,333,400)      (23,007,400)
Extraordinary item - debt restructuring                       -                 -         1,312,800
                                                   ------------      ------------      ------------
Net loss                                           $   (710,100)     $ (1,333,400)     $(21,694,600)
                                                   ============      ============      ============

Net loss per share - basic and diluted             $      (0.06)     $      (0.35)     $     (10.18)
                                                   ============      ============      ============

Weighted average number of common shares
   outstanding                                       11,151,667         3,819,708         2,131,920
                                                   ============      ============      ============



See accompanying notes

                             LIFERATE SYSTEMS, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)


                                                                                                                   JULY 18, 1990
                                                                                                                     (DATE OF
                                                                                        THREE MONTHS               INCEPTION) TO
                                                                                       ENDED MARCH 31,               MARCH 31,
                                                                                   1998              1997              1998
                                                                               ------------      ------------      ------------
OPERATING ACTIVITIES
Net loss                                                                       $   (710,100)     $ (1,333,400)     $(21,694,600)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation                                                                    75,000            75,100           711,200
     Amortization of software development costs                                       5,900            25,300           157,200
     Amortization of discounts on long-term debt                                     60,300                 -           136,600
     Value of stock options granted for services rendered                                 -                 -         1,001,500
     Value of warrants issued to note holders                                             -                 -           204,500
     Convertible subordinated note issued for services rendered                           -                 -         2,250,000
     Extraordinary item - discount on notes payable                                       -                 -        (1,273,800)
     Writedown of software development costs to net realizable value                      -                 -           599,600
     Stock issued for services                                                            -                 -           187,500
     Changes in operating assets and liabilities:
       Accounts receivable                                                         (200,700)          (13,800)         (478,900)
       Prepaid and other current assets                                              27,900            17,000           (26,600)
       Accounts payable and other accrued  liabilities                               43,100           104,000           681,700
       Deferred revenue                                                              13,100            (7,500)          185,400
       Deferred rent                                                                 (2,900)           (2,900)            2,000
                                                                               ------------      ------------      ------------
Net cash used in operating activities                                              (688,400)       (1,136,200)      (17,356,700)

INVESTING ACTIVITIES
Software development costs                                                          (92,200)                -          (871,700)
Purchase of furniture and equipment                                                  (2,400)          (32,300)         (994,900)
Proceeds from equipment sales                                                           900                 -               900
                                                                               ------------      ------------      ------------
Net cash used in investing activities                                               (93,700)          (32,300)       (1,865,700)

FINANCING ACTIVITIES
Payments on notes payable and capital lease obligations                              (4,800)           (3,700)         (431,200)
Stock subscription received                                                               -                 -             5,000
Proceeds from issuance of notes payable                                                   -            17,500         2,027,700
Proceeds from issuance of common stock                                            1,959,400            22,300        19,557,600
                                                                               ------------      ------------      ------------
Net cash provided by financing activities                                         1,954,600            36,100        21,159,100
                                                                               ------------      ------------      ------------

Increase in cash and cash equivalents                                             1,172,500        (1,132,400)        1,936,700
Cash and cash equivalents at beginning of period                                    764,200         2,072,000                 -
                                                                               ------------      ------------      ------------
Cash and cash equivalents at end of period                                     $  1,936,700      $    939,600      $  1,936,700
                                                                               ============      ============      ============


See accompanying notes

                             LIFERATE SYSTEMS, INC.
                          (A Development Stage Company)
                     Notes to Condensed Financial Statements
                                 March 31, 1998



1.       Organization and Description of Business

         LifeRate Systems, Inc. is a development stage enterprise engaged in marketing proprietary clinical software systems to health care providers and payors to produce information to measure and quantify the quality and cost of health care.

2.       Basis of Presentation

         The financial information presented as of March 31, 1998 and 1997 has been prepared from the books and records without audit. Financial information as of December 31, 1997 is based on audited financial statements of LifeRate Systems, Inc. but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the Company's accounting policies, refer to the financial statements and attached notes included in the Company's Form 10-KSB for the fiscal year ended December 31, 1997 as filed with the Securities and Exchange Commission.

3.       Significant Accounting Policies

         In October 1997, the American Institute of Certified Public Accountants approved Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"), which supersedes Statement of Position 91-1, "Software Revenue Recognition". SOP 97-2 was effective for transactions entered into in the first quarter of 1998. The adoption of the standards in SOP 97-2 did not have a significant impact on the Company's financial statements.

4.       Reclassified

         Certain prior year amounts have been reclassified to conform to the current year presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

Introduction

In January 1998, the Company completed the final phase of equity financing under the securities purchase agreement the Company entered into in November 1997. See "Liquidity and Capital Resources".

The Company released for commercial sale in January 1998 its LifeRate CLE product, an entry-level product for the cardiac catheterization laboratory. In March, this product was certified by the American College of Cardiology National Cardiovascular Data Registry(TM) as being in compliance with the requirements for data collection in order to participate in the data registry.

Results of Operations

The Company reported revenues of $273,900 for the three months ended March 31,1998. Revenues consisted of installation and interface development fees of $229,300 and $44,600 of recurring license fees for the quarter. Revenues for the current quarter increased $75,100, or 37.8%, over the $198,000 in revenues for the three months ended March 31,1997. Revenues for the first quarter of 1997 consisted of $150,000 related to development fees under contractual agreement and $48,000 of recurring license fees.

During the first quarter of 1997, the Company implemented a cost reduction program to reduce levels of expenditures and conserve cash funds. As part of this cost reduction program, the Company reduced employee head count during 1997 in order to more effectively match expenses with revenues.

Cost of revenues was $222,400 and $263,300 for the three months ended March 31,1998 and 1997, respectively. Amortization of capitalized software development costs included in cost of revenues was $5,900 and $25,200 for the three months ended March 31, 1998 and 1997, respectively. Royalty expense included in cost of revenues was $0 and $14,900 for the three months ended March 31, 1998 and 1997, respectively.

Sales and marketing expense was $202,800 for the three months ended March 31,1998, this is a decrease of $195,800, or 49.1%, from the three months ended March 31, 1997. Expenses for the three months ended March 31, 1998 have declined compared to the same period in 1997 due to the cost reduction program mentioned above which resulted in reductions in payroll expenses, travel expenses and other sales and marketing expenses.

Research and development expenses for the three months ended March 31,1998, net of capitalized development costs, totaled $221,500 compared to $396,700 for the same period in 1997. The Company capitalizes software development costs after technological feasibility is achieved on new products and enhancements to existing products. In the first quarter of 1998 the Company capitalized $92,200 of research and development expenses. No software development costs were capitalized in the first quarter of 1997 as development efforts were focused on enhancements that were released to customers when technological feasibility was obtained. Research and development expenses have decreased from one year ago due to the cost reduction program mentioned above. The cost reduction program resulted in reductions in payroll expenses, travel expenses and other development expenses. These decreases have been partially offset in the three months ended March 31,1998 by increased recruiting expenses and consulting expenses related to new product development. The Company plans to continue to invest the resources needed to develop the product capabilities demanded by the market place.

General and administrative expenses for the three months ended March 31,1998 totaled $300,700, a decrease of $187,600 or 38.4%, from expenses of $488,300 for the same period in 1997. The three month period ended March 31, 1997 included $93,900 in legal and professional fees related to the renegotiations of certain royalty agreements and $53,900 in recruiting fees for a new chief executive officer. The balance of the decrease is due to the cost reduction program started in the first quarter of 1997, which resulted in reduced payroll expenses through lower head count and reductions in other expenses.

Interest income and other income and expenses were $25,000 and $15,000 for the three months ended March 31, 1998 and 1997, respectively. Changes in interest income are due to fluctuations in the Company's cash balances. The Company completed a significant equity financing in January 1998.

Interest expense for the three months ended March 31, 1998 was $61,600, an increase of $61,300 over the prior year. This increase is due to amortization of the discount recorded in 1997 on the Company's outstanding non-interest bearing convertible promissory notes.

Liquidity and Capital Resources

The Company has financed its operations since inception primarily through private and public placement of Common Stock, and, secondarily from revenues.

In January 1998, the Company sold 4,000,000 shares of Common Stock at prices ranging from $.50 to $.56 per share and warrants to purchase 4,000,000 shares of Common Stock at an exercise price of $1.50 per share. The sale resulted in net proceeds to the Company of $1,959,400. This sale of Common Stock completed the final phase of the November 1997 securities purchase agreement whereby the Company agreed to sell up to 9,000,000 shares of Common Stock and warrants.

At March 31, 1998 the Company had $1,936,700 in cash and cash equivalents, an increase of $1,172,500 from December 31,1997. The increase was due to the sale of Common Stock. During the first quarter of 1998 the Company used $688,400 of cash to fund operations, $1,500 to purchase equipment and $92,200 to fund capitalized software development costs. The Company does not have significant capital equipment purchase commitments but does plan to continue to fund software development efforts.

The Company estimates that its current cash balances will not be sufficient to fund operations of the Company through the end of 1998 and that additional operating capital will be needed during the fourth quarter of 1998. There can be no assurance that the Company will be able to obtain additional financing on satisfactory terms, or at all. If the Company is unable to obtain additional financing it will be forced to cease operations.

                           PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

See "Management's Discussion and Analysis - Liquidity and Capital Resources" for a description of unregistered securities sold in the quarter ended March 31, 1998. Such sales were made to various private investors pursuant to Regulation D under the Securities Act of 1933, as amended. The Company paid the selling agent commissions of $84,000, a non-accountable expense allowance of $8,400 and reimbursed the selling agent for certain expenses in connection with the sale of such securities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On January 28, 1998, the Company held a Special Meeting of Shareholders (the "meeting"). At the meeting, shareholders approved an amendment to the Company's amended and restated Articles of Incorporation to increase the number of authorized shares of common stock from 20,000,000 shares to 75,000,000 shares. There were 5,709,751 votes for, 102,540 votes against and 16,850 votes abstained.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         ITEM NUMBER           ITEM                       METHOD OF FILING


         27.1          Financial Data Schedule            Filed herewith


(b)      Reports on Form 8-K

The Company filed a Current Report on Form 8-K, dated January 30, 1998 to report under "Item 1. Change in Control of Registrant" the final closing of the sale of common stock and warants pursuant to a securities purchase agreement dated November 14, 1997.

The Company filed a Current Report on Form 8-K, dated February 27, 1998 to report under "Item 5. Other Events" that a shareholder had filed a lawsuit naming the Company and certain other parties as defendants. The lawsuit contains causes of action against the Company alleging fraud, deceit, negligent misrepresentation and other wrong doings in connection with a private placement of common stock conducted by the Company in December 1995 and January 1996. The Company believes the claim to be without merit and plans to vigorously defend this action.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.


         Dated:  May 12, 1998


                                      LIFERATE SYSTEMS, INC.




                                      By:/s/David J. Chinsky
                                      David J. Chinsky
                                      Chief Executive Officer,
                                      President and Director
                                      (Principal Executive Officer)




                                      By:/s/Kenneth G. Tarr
                                      Chief Financial Officer
                                      (Principal Financial and Accounting
                                      Officer)

                             LIFERATE SYSTEMS, INC.

                           EXHIBIT INDEX TO QUARTERLY
                              REPORT ON FORM 10-QSB
                  for the Quarterly Period ended March 31, 1998



ITEM NUMBER                 ITEM                          METHOD OF FILING

27.1                 Financial Data Schedule              Filed herewith