Form 10QSB
period 1998-06-30
LIFERATE SYSTEMS INC
filed 1998-08-13
CIK 937251

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[ ]   For The Quarterly Period Ended June 30, 1998

      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _____________ to _____________

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

Yes [X]   No [ ]

As of July 31, 1998, there were 12,487,000 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one):  Yes____   No__X__

                             LIFERATE SYSTEMS, INC.
                                      INDEX


PART I
                                                                            PAGE
                                                                            ----
ITEM 1. FINANCIAL STATEMENTS

        Condensed Balance Sheets -                                             3
        June 30, 1998 and December 31, 1997

        Statements of Operations -                                             4
        Three Months Ended June 30, 1998 and 1997 and
        Six Months Ended June 30, 1998 and 1997 and
        Date of Inception to June 30, 1998.

        Condensed Statements of Cash Flow -                                    5
        Six Months Ended June 30, 1998 and 1997 and
        Date of Inception to June 30, 1998.

        Notes to Condensed Financial Statements                                6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS                                   7


PART II

ITEM 4. SUBMISSION OF  MATTERS TO A VOTE OF SECURITY HOLDERS                  10

ITEM 5. OTHER INFORMATION                                                     10

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                      10

                             LIFERATE SYSTEMS, INC.
                          (A Development Stage Company)
                            Condensed Balance Sheets

                                                                     JUNE 30,        December 31,
                                                                      1998              1997
                                                                      ----              ----
ASSETS                                                             (UNAUDITED)         (Note)
Current assets:
     Cash and cash equivalents                                    $  1,251,400      $    764,200
     Accounts receivable, less allowance of $62,500,
     at June 30, 1998 and $62,850 at December 31, 1997                 163,600           278,200
     Prepaid expenses and other current assets                          58,100            59,800
                                                                  ------------      ------------
Total current assets                                                 1,473,100         1,102,200

Furniture and fixtures                                                 177,600           177,600
Computer equipment                                                     861,800           872,000
                                                                  ------------      ------------
                                                                     1,039,400         1,049,600
Less accumulated depreciation                                          743,900           635,600
                                                                  ------------      ------------
                                                                       295,500           414,000
Software development costs, net of amortization
 of $16,200 at June 30, 1998                                            97,000            28,600
                                                                  ------------      ------------

Total Assets                                                      $  1,865,600      $  1,544,800
                                                                  ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
     Accounts payable and other accrued liabilities               $    396,200      $    299,600
     Other current liabilities                                           3,400             3,200
     Current portion of long-term debt
     and capitalized lease obligations                                   7,900            12,300
                                                                  ------------      ------------
Total current liabilities                                              407,500           315,100

Long-term debt and capital lease obligations                         2,139,500         2,020,600
Deferred rent                                                             --               4,900
Deferred revenue                                                       130,300           172,300

Shareholders' equity (deficit):
     Preferred stock, no par value:
       Authorized shares - 1,000,000
       Issued and outstanding shares-none in 1998 and 1997                --                --
     Common stock, no par value:
       Authorized shares - 75,000,000
       Issued and outstanding shares - 12,487,000 at June 30,
       1998 and 8,485,000 at December 31, 1997                      21,972,300        20,016,400
     Deficit accumulated during the development stage              (22,784,000)      (20,984,500)
                                                                  ------------      ------------
Total shareholders' equity (deficit)                                  (811,700)         (968,100)
                                                                  ------------      ------------
Total liabilities and shareholders' equity (deficit)              $  1,865,600      $  1,544,800
                                                                  ============      ============

Note: The December 31, 1997 balance sheet has been derived from the December 31, 1997 audited financial statements.

                             LIFERATE SYSTEMS, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                                                                                               JULY 18, 1990
                                                                                                                 (DATE OF
                                                 THREE MONTHS                         SIX MONTHS               INCEPTION) TO
                                                 ENDED JUNE 30                       ENDED JUNE 30                JUNE 30,
                                             1998              1997              1998              1997             1998
                                             ----              ----              ----              ----             ----
Net revenues                            $    121,600      $     44,800      $    395,500      $    243,600      $  2,206,100
Cost of revenues                             222,400           220,900           444,700           520,600         2,507,200
                                        ------------      ------------      ------------      ------------      ------------
Gross profit                                (100,800)         (176,100)          (49,200)         (277,000)         (301,100)


Operating Expenses:
  Sales and Marketing                        151,700           387,200           354,500           765,000         6,310,000
  Research and development                   332,300           360,900           553,800           742,000         9,398,200
  General and administrative                 462,500           655,100           763,300         1,143,400         8,047,200
                                        ------------      ------------      ------------      ------------      ------------
  Total operating expenses                   946,500         1,403,200         1,671,600         2,650,400        23,755,400
                                        ------------      ------------      ------------      ------------      ------------
Loss from operations                      (1,047,300)       (1,579,300)       (1,720,800)       (2,927,400)      (24,056,500)
Interest income and other, net                21,000             9,000            46,000            24,000           447,600
Interest expense                              63,100            71,400           124,700            71,700           487,900
                                        ------------      ------------      ------------      ------------      ------------
Net loss before extraordinary item        (1,089,400)       (1,641,700)       (1,799,500)       (2,975,100)      (24,096,800)
Extraordinary item-debt restructuring           --                --                --                --           1,312,800
                                        ------------      ------------      ------------      ------------      ------------

Net loss                                $ (1,089,400)     $ (1,641,700)     $ (1,799,500)     $ (2,975,100)     $(22,784,000)
                                        ============      ============      ============      ============      ============

Net loss per share                      $      (0.09)     $      (0.43)     $      (0.15)     $      (0.78)     $      (9.44)
                                        ============      ============      ============      ============      ============

Weighted average number of
 common shares outstanding                12,485,000         3,819,708        11,818,333         3,819,708         2,413,922
                                        ============      ============      ============      ============      ============

See accompanying notes

                             LIFERATE SYSTEMS, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                                                    JULY 18, 1990
                                                                                                                       (DATE OF
                                                                                         SIX MONTHS                 INCEPTION) TO
                                                                                        ENDED JUNE 30,                 JUNE 30,
                                                                                    1998              1997               1998
                                                                                    ----              ----               ----
OPERATING ACTIVITIES
Net loss                                                                        $ (1,799,500)     $ (2,975,100)     $(22,784,000)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation                                                                    141,400           148,400           777,600
     Amortization of software development costs                                       16,200            50,500           167,500
     Amortization of discounts on long-term debt                                     118,900              --             195,200
     Value of stock options granted for services rendered                               --               8,300         1,001,500
     Value of warrants issued to note holders                                           --                --             204,500
     Convertible subordinated note issued for services rendered                         --                --           2,250,000
     Extraordinary item - discount on notes payable                                     --                --          (1,273,800)
     Writedown of software development costs to net realizable value                    --                --             599,600
     Stock issued for services                                                          --                --             187,500
     Changes in operating assets and liabilities:
       Accounts receivable                                                           114,600           (94,200)         (163,600)
       Prepaid and other current assets                                                1,700            13,200           (52,800)
       Accounts payable and other accrued liabilities                                 96,800            59,000           735,400
       Deferred revenue                                                              (42,000)           58,700           130,300
       Deferred rent                                                                  (4,900)           (5,900)             --
                                                                                ------------      ------------      ------------
Net cash used in operating activities                                             (1,356,800)       (2,737,100)      (18,025,100)

INVESTING ACTIVITIES
Software development costs                                                           (84,600)             --            (864,100)
Purchase of furniture and equipment                                                  (23,800)          (30,700)       (1,016,300)
Proceeds from equipment sales                                                            900              --                 900
                                                                                ------------      ------------      ------------
Net cash used in investing activities                                               (107,500)          (30,700)       (1,879,500)

FINANCING ACTIVITIES
Payments on notes payable and capital lease obligations                               (4,400)           (9,700)         (430,800)
Stock subscription received                                                             --                --               5,000
Proceeds from issuance of notes payable                                                 --           1,017,500         2,027,700
Proceeds from issuance of common stock                                             1,955,900            30,900        19,554,100
                                                                                ------------      ------------      ------------
Net cash provided by financing activities                                          1,951,500         1,038,700        21,156,000
                                                                                ------------      ------------      ------------

Increase in cash and cash equivalents                                                487,200        (1,729,100)        1,251,400
Cash and cash equivalents at beginning of period                                     764,200         2,072,000              --
                                                                                ------------      ------------      ------------
Cash and cash equivalents at end of period                                      $  1,251,400      $    342,900      $  1,251,400
                                                                                ============      ============      ============

See accompanying notes

                             LIFERATE SYSTEMS, INC.
                          (A Development Stage Company)
                     Notes to Condensed Financial Statements
                                  June 30, 1998



1.   Organization and Description of Business

     LifeRate Systems, Inc. is a development stage enterprise engaged in marketing proprietary clinical software systems to health care providers and payors to produce information to measure and quantify the quality and cost of health care.

2.   Basis of Presentation

     The financial information presented as of June 30, 1998 and 1997 has been prepared from the books and records without audit. Financial information as of December 31, 1997 is based on audited financial statements of LifeRate Systems, Inc. but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the Company's accounting policies, refer to the financial statements and attached notes included in the Company's Form 10-KSB for the fiscal year ended December 31, 1997 as filed with the Securities and Exchange Commission.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

Introduction

During the second quarter of 1998, the Company reduced its head count from 27 to 13 employees. Decreases in head count were made in all areas of the Company and will result in significantly lower operating expenses in all areas of the Company for the balance of 1998. These changes were made in order to control expenses and focus the Company's resources on development of the next version of its cardiovascular information system, rather than generating revenues from the current version of its system. Accordingly, the Company's revenues decreased from the first quarter of 1998 to the second quarter of 1998. The Company does not expect revenues to begin to increase until after it has completed development of the next version of its cardiovascular information system in 1999. The Company will be seeking additional capital during 1998 to finance operations beyond the fourth quarter of 1998.

At the end of the second quarter, the Company's Cardiovascular Outpatient System was in use by eight cardiovascular practice groups. The Company's CLE products for cardiac catheterization laboratories were in use at two sites and the Asthma and Allergy Outpatient System was in use at four asthma and allergy practice groups.

The Company is reevaluating its asthma and allergy product in light of decreased market demand. The Company had a development agreement with National Jewish Medical and Research Center to develop a clinical information system for their disease management program. During the second quarter, National Jewish Medical and Research Center elected under the agreement not to continue with the next development phase of the project. The Company also has an agreement with National Asthma and Allergy System ("NAAS") for the development and installation of an allergy and asthma outpatient system at up to eight asthma and allergy practice groups affiliated with NAAS. At the end of 1997, the Company had installed the system at four asthma and allergy practice groups. NAAS is in the process of discontinuing operations and has asked to terminate the exclusive marketing agreement between the Company and NAAS.


Results of Operations

The Company reported revenues of $121,600 for the three months ended June 30, 1998. Revenues consisted of installation and interface development fees of $75,300 and recurring license fees of $46,300 for the quarter. Revenues for the current quarter increased by $76,800, or 171%, over the same quarter one year ago. Revenues for the quarter ended June 30, 1997 were $44,800 and consisted of recurring license fees only.

Revenues for the six-month period ended June 30, 1998 totaled $395,500, an increase of $151,900, or 62%, over the same period one year ago. Revenues consisted of $304,700 of installation and interface fees and $90,800 of recurring license fees for the six months ended June 30, 1998. Revenues for the six months ended June 30, 1997 totaled $243,600 and consisted of $150,000 of development fees, recurring fees of $92,800 and miscellaneous revenue of $800.

During 1997, the Company implemented a cost reduction program to reduce levels of expenditures and conserve cash funds. As part of this cost reduction program, the Company reduced employee head count during 1997 in order to more effectively match expenses with revenues. During the second quarter of 1998, the Company decreased its employee head count further in order to more effectively match expenses with present revenue levels.

Cost of revenues was $222,400 and $220,900 for the three months ended June 30, 1998 and 1997, respectively. Amortization of capitalized software development costs included in cost of revenues was $10,300 and $25,200 for the three months ended June 30, 1998 and 1997, respectively. Royalty expense included in cost of revenues was zero for the second quarter of both years. Cost of revenues was $444,700 and $520,600 for the six months ended June 30, 1998 and 1997, respectively. Amortization of capitalized software development costs included in cost of revenues was $16,200 and $50,400 for the six months ended June 30, 1998 and 1997, respectively. Royalty expense included in cost of sales was $0 and $14,900 for the six months ended June 30, 1998 and 1997, respectively.

Sales and marketing expense was $151,700 and $387,200 for the three and six months ended June 30, 1998, respectively. This compares to $354,500 and $765,000 for the three and six months ended June 30,1997, respectively. Expenses for the three and six months ended June 30, 1998 have declined compared to the same periods last year due to the cost reduction program mentioned above which resulted in reductions in payroll expenses, travel expenses and other sales and marketing expenses.

Research and development expenses for the three months ended June 30, 1998 were $332,300 compared to $360,900 for the three months ended June 30, 1997. For the six months ended June 30, 1998 research and development expenses were $553,800 compared to $742,000 for the six months ended June 30, 1997. The Company capitalizes software development costs after technological feasibility is achieved on new products and enhancements to existing products. In the first quarter of 1998, the Company capitalized $84,600 of development costs. No development costs were capitalized in the second quarter of 1998 or for the first six months of 1997. Research and development costs have decreased from one year ago due to the cost reduction program mentioned above. The cost reduction program resulted in reductions in payroll, travel and other development expenses. These decreases have been partially offset by increased consulting expense related to new product development for the three and six months ended June 30, 1998.

General and administrative expenses were $462,500 and $655,100 for the three months ended June 30, 1998 and 1997, respectively. Expenses for the six months ended June 30, 1998 and 1997 were $763,300 and $1,143,400, respectively. Expenses for 1998 are lower in the areas of payroll and travel expenses due to the cost reduction program mentioned above offset by the additional bad debt expense of $161,000 recorded in the second quarter. Expenses for the three months ended March 31,1997 included one-time expenses consisting of $93,900 of legal fees for the renegotiation of certain royalty agreements and $53,900 of recruiting expenses for a new chief executive officer. Expenses for the three months ended June 30, 1997 included one-time expenses of a $100,000 milestone payment under one of the royalty agreements and $22,100 of additional recruiting expenses for a chief executive officer.

Interest income and other income and expenses were $21,000 and $9,000 for the three months ended June 30, 1998 and 1997, respectively. For the six months ended June 30, 1998 and 1997 interest income and other income and expenses were $46,000 and $24,000, respectively. Changes in interest income are due to fluctuations in the Company's cash balances. The Company completed a significant equity financing in January 1998.

Interest expense was $63,100 and $71,400 for the three months ended June 30, 1998 and 1997, respectively. Interest expense for the six months ended June 30, 1998 was $124,700, an increase of $53,000 over the same period one year ago. The increase is due to the convertible subordinated notes payable issued by the Company in March 1997 being outstanding for all of 1998. These notes do not bear interest and the expense is due to the amortization of the discount on the notes.

Liquidity and Capital Resources

The Company has financed its operations since inception primarily through private and public placement of Common Stock, and, secondarily from revenues.

At June 30, 1998 the Company had $1,251,400 in cash and cash equivalents, an increase of $487,200 from December 31, 1997. The increase was due to the sale of Common Stock in January 1998, which resulted in net proceeds to the Company of $1,955,300. During the first six months of 1998, the Company has used $1,356,800 of cash to fund operations, $84,600 to fund capitalized software development costs, $22,900 to purchase capital equipment and $4,400 to make payments on capital leases. The Company does not have significant capital equipment purchase commitments.

The Company estimates that its current cash balances will be sufficient to fund operations of the Company through the end of 1998. Additional operating capital will be needed to fund operations of the Company in 1999. There can be no assurance that the Company will be able to obtain additional financing on satisfactory terms, or at all. If the Company is unable to obtain additional financing, it will be forced to cease operations.

                           PART II - OTHER INFORMATION



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 14, 1998, the Company held its Annual Meeting of Shareholders (the "Meeting"). At the Meeting, the following individuals were elected to serve one year terms as directors of the Company as indicated:

       Mark W. Sheffert         9,707,144 votes for; 94,184 votes withheld
       David J. Chinsky         9,721,477 votes for; 79,851 votes withheld
       Daniel A. Pelak          9,721,477 votes for; 79,851 votes withheld

In addition, the following matter was submitted to the shareholders for their vote and approved as indicated: (i) a proposal to ratify the selection of Ernst and Young LLP as independent auditors of the Company for the fiscal year ending December 31, 1998 (9,769,512 votes for; 1,166 votes against, 30,650 votes abstaining and zero broker non-votes).

ITEM 5. OTHER INFORMATION

Stockholder Proposals at 1999 Annual Shareholder Meeting. Pursuant to recent amendments to the proxy rules under the Securities Exchange Act of 1934 (17 CFR, Section 240.14a), the Company's stockholders are notified that the deadline for giving the Company timely notice of any stockholder proposal to be submitted outside the Rule 14a-8 process for consideration at the Company's 1999 Annual Meeting of Shareholders is February 23, 1999.

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


Dated: August 13, 1998


                                             LIFERATE SYSTEMS, INC.




                                             By: /s/ David J. Chinsky
                                                 -------------------
                                             David J. Chinsky
                                             Chief Executive Officer,
                                             President and Director
                                             (Principal Executive Officer)




                                             By: /s/ Kenneth G. Tarr
                                                 -------------------
                                             Kenneth G. Tarr
                                             Chief Financial Officer
                                             (Principal Financial and Accounting
                                             Officer)

                             LIFERATE SYSTEMS, INC.

                           EXHIBIT INDEX TO QUARTERLY
                              REPORT ON FORM 10-QSB
                  for the Quarterly Period ended June 30, 1998



ITEM NUMBER                          ITEM                       METHOD OF FILING

27.1            Financial Data Schedule                         Filed herewith