Form 10KSB40/A
period 1997-12-31
LIFERATE SYSTEMS INC
filed 1998-11-05
CIK 937251

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ---------------------
                                  FORM 10-KSB/A
                                 AMENDMENT NO. 1
(X) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                       or
( ) Transition Report Under Section 13 or 15(d) of the Securities Exchange Act
    of 1934
        (Exact name of small business issuer as specified in its charter)

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

        -----------------------------------------------------------------

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

================================================================================

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

         Interest expense for 1997, 1996 and 1995 was $299,300, $6,300 and
$29,300, respectively. The increase in 1997 was due to interest expense accrued on the convertible notes issued in 1997.

         The extraordinary item of $200,000 in 1997 relates to the restructuring of the Company's convertible notes payable as described under "Liquidity and Capital Resources". The extraordinary item represents $200,000 of interest payable that was forgiven.

RESTATEMENT

         The Company has restated previously issued financial results for the year ended December 31, 1997. The restated financial results reflect the correction of an error related to the extraordinary gain recognized from its troubled debt restructuring. The following summarizes the impact of the restatement.

                                     As reported             Restated

   Extraordinary item-debt
      restructuring                  $1,312,800              $200,000

   Extraordinary item per share            $.30                  $.05

   Net loss per share -
      basic and diluted                   $(.88)               $(1.13)



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

         LIMITED OPERATING HISTORY; ACCUMULATED DEFICIT. The Company was formed in July 1990, and has had revenues of $1,810,600 to date. As of December 31, 1997, the Company had an accumulated deficit of $22,070,400. The Company believes that its future success will be dependent on the successful marketing of its cardiovascular and asthma and allergy products and successful modification of its core software system for other medical specialties. There can be no assurance that the Company will generate sufficient sales to achieve positive cash flow or profitable operations.

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

5

ITEM 7. FINANCIAL STATEMENTS.

                          INDEX TO FINANCIAL STATEMENTS

         The following Financial Statements and Independent Auditors' Report thereon are included herein on the pages indicated:

Financial Statements:                                                       Page
---------------------                                                       ----

Report of Independent Auditors ...............................................7

Balance Sheets as of December 31, 1997 and 1996...............................8

Statements of Operations for the years ended December 31, 1997, 1996 and 1995 and the period from July 18, 1990 (date of inception) to
December 31, 1997 ...........................................................10

Statements of Shareholders' Equity  (deficit) for the period from July,
1990 to December 31, 1997 ...................................................11

Statements of Cash Flow for the years ended
December 31, 1997, 1996 and 1995 and the period
from July 18, 1990 (date of inception) to December 31, 1997..................14

Notes to Financial Statements ...............................................15

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

                                             /s/ Ernst & Young LLP

Minneapolis, Minnesota
February 27, 1998, except for
Note 4 as to which date is November 2, 1998

                             LifeRate Systems, Inc.
                          (A Development Stage Company)

                                 Balance Sheets


                                                           DECEMBER 31
                                                        1997
                                                      RESTATED        1996
                                                      --------        ----
ASSETS
Current assets:
   Cash and cash equivalents                        $  764,200   $2,072,000
   Accounts receivable, less allowance of $62,850
      in 1997 and $60,350 in 1996                      278,200      142,400
   Prepaid expenses and other
      current assets                                    59,800      122,700
                                                    ----------   ----------
Total current assets                                 1,102,200    2,337,100


Furniture and fixtures                                 177,600      177,400
Computer equipment                                     872,000      837,200
                                                    ----------   ----------
                                                     1,049,600    1,014,600
Less accumulated depreciation                          635,600      325,900
                                                    ----------   ----------
                                                       414,000      688,700

Software development costs, net
  of accumulated amortization of
  $100,800 in 1996                                      28,600       50,500





                                                    ----------   ----------
Total assets                                        $1,544,800   $3,076,300
                                                    ==========   ==========





                                                                 DECEMBER 31
                                                            1997
                                                          RESTATED         1996
                                                       ------------    ------------
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Accounts payable                                    $     71,600    $    251,700
   Accrued compensation                                     203,300          43,900
   Accrued consulting fees                                    5,000          86,100
   Accrued royalties                                         19,700          36,100
   Other current liabilities                                  3,200          73,900
   Current portion of long-term debt and capital
      lease obligations                                      12,300          11,800
                                                       ------------    ------------
Total current liabilities                                   315,100         503,500

Long-term debt and capital lease obligations              3,106,500       2,251,800
Deferred rent                                                 4,900          16,800
Deferred revenue                                            172,300         151,800


Shareholders' equity (deficit):
   Preferred stock, no par value:
     Authorized shares - 1,000,000
     Issued and outstanding shares - none in 1997
       and 1996                                                --                --
   Common stock, no par value:
     Authorized shares - 75,000,000
     Issued and outstanding shares - 8,485,000
       in 1997 and 3,811,639 in 1996                     20,016,400      17,260,700
   Deficit accumulated during the development stage     (22,070,400)    (17,108,300)
                                                       ------------    ------------
Total shareholders' equity (deficit)                     (2,054,000)        152,400
                                                       ------------    ------------
Total liabilities and shareholders' equity (deficit)   $  1,544,800    $  3,076,300
                                                       ============    ============

SEE ACCOMPANYING NOTES.

                             LifeRate Systems, Inc.
                          (A Development Stage Company)

                            Statements of Operations



                                                                                         JULY 18, 1990
                                                                                           (DATE OF
                                                                                         INCEPTION) TO
                                                       YEAR ENDED DECEMBER 31             DECEMBER 31,
                                              1997                                            1997
                                            RESTATED           1996            1995         RESTATED
                                          -----------          ----            ----         --------
Net revenues                             $    620,300    $    615,700    $    263,300    $  1,810,600
Cost of revenues                              532,800         851,200          43,000       1,427,000
                                         ------------    ------------    ------------    ------------
Gross profit                                   87,500        (235,500)        220,300         383,600


Operating expenses:
   Sales and marketing                      1,279,700       1,738,000       2,525,800       5,929,500
   Research and development                 1,302,100       5,309,900       2,104,500       9,313,700
   General and administrative               2,402,500       2,845,700       1,253,000       7,467,400
                                         ------------    ------------    ------------    ------------
Loss from operations                       (4,896,800)    (10,129,100)     (5,663,000)    (22,327,000)
Interest income                                34,000         261,900          97,000         392,900
Interest expense                              299,300           6,300          29,300         336,300
                                         ------------    ------------    ------------    ------------
Net loss before extraordinary
   item                                    (5,162,100)     (9,873,500)     (5,595,300)    (22,270,400)
Extraordinary item - debt
   restructuring                              200,000            --              --           200,000
                                         ------------    ------------    ------------    ------------

Net loss                                 $ (4,962,100)   $ (9,873,500)   $ (5,595,300)   $(22,070,400)
                                         ============    ============    ============    ============



Net loss per share before
    Extraordinary item                   $      (1.18)   $      (2.61)   $      (2.66)   $     (12.63)
Extraordinary item per share                     0.05            --              --              0.11
                                         ------------    ------------    ------------    ------------
Net loss per share - basic and diluted   $      (1.13)   $      (2.61)   $      (2.66)   $     (12.52)
                                         ============    ============    ============    ============
Weighted average number of
   common shares outstanding                4,387,405       3,783,931       2,105,811       1,762,514
                                         ============    ============    ============    ============


SEE ACCOMPANYING NOTES.

                             LifeRate Systems, Inc.
                          (A Development Stage Company)

                  Statements of Shareholders' Equity (Deficit)



                                                                             DEFICIT
                                                                           ACCUMULATED
                                                    COMMON STOCK ISSUED       DURING       STOCK
                                                  ---------------------    DEVELOPMENT  SUBSCRIPTIONS
                                                    SHARES     AMOUNTS        STAGE      RECEIVABLE        TOTAL
                                                  ---------------------------------------------------------------
Founder's common stock issued during July 1990     444,400    $   1,000    $    --      $    --        $   1,000
  Net loss for the period                             --           --           (200)        --             (200)
                                                   -------      -------     --------      -------       --------
Balance December 31, 1990                          444,400        1,000         (200)        --              800
  Net loss                                            --           --         (3,400)        --           (3,400)
                                                   -------      -------     --------      -------       --------
Balance December 31, 1991                          444,400        1,000       (3,600)        --           (2,600)
  Common stock issued                              392,254       29,400         --        (14,400)        15,000
  Net loss                                            --           --       (188,600)        --         (188,600)
                                                   -------      -------     --------      -------       --------
Balance December 31, 1992                          836,654       30,400     (192,200)     (14,400)      (176,200)
  Sale of common stock                              32,000        2,400         --         (1,900)           500
  Private placement of common stock, net of
     offering costs of $30,700                      99,999      269,400         --        (25,000)       244,400
  Conversion of debt into common stock              25,000       75,000         --           --           75,000
  Repurchase of common stock                       (17,733)      (1,300)        --           --           (1,300)
  Canceled stock subscriptions                    (140,000)     (10,500)        --         10,500           --
  Payments on stock subscription                      --           --           --          2,600          2,600
  Net loss                                            --           --       (574,800)        --         (574,800)
                                                   -------      -------     --------      -------       --------
Balance December 31, 1993 (carried forward)        835,920      365,400     (767,000)     (28,200)      (429,800)


                             LifeRate Systems, Inc.
                          (A Development Stage Company)

            Statements of Shareholders' Equity (Deficit) (continued)



                                                                                  DEFICIT
                                                                                ACCUMULATED
                                                      COMMON STOCK ISSUED         DURING          STOCK
                                                  -------------------------     DEVELOPMENT    SUBSCRIPTIONS
                                                    SHARES        AMOUNTS          STAGE        RECEIVABLE         TOTAL
                                                  --------------------------------------------------------------------------
Balance December 31, 1993 (brought forward)         835,920    $    365,400    $   (767,000)   $    (28,200)   $   (429,800)
  Private placement of common stock, net of
    offering costs of $30,700                        71,557         183,900            --              --           183,900
  Payments on stock subscriptions                      --              --              --            26,000          26,000
  Common stock issued for services                   19,331          58,000            --              --            58,000
  Canceled stock subscriptions                       (1,600)           (100)           --               100            --
  Common stock issued in connection with
    bridge financing                                155,555         700,000            --              --           700,000
  Conversion of accrued salaries into
    common stock                                     66,664         300,000            --              --           300,000
  Conversion of notes payable and other
    indebtedness to related parties
    into common stock                                26,652         120,000            --              --           120,000
  Sale of common stock                               79,997         310,000            --          (125,000)        185,000
  Net loss                                             --              --          (872,500)           --          (872,500)
                                                    --------        --------       ---------           --          ---------
Balance December 31, 1994                         1,254,076       2,037,200      (1,639,500)       (127,100)        270,600
  Sale of common stock, net of offering
    costs of $1,393,744                           2,209,353      12,297,400            --              --        12,297,400
  Common stock issued for services                   17,665          79,500            --              --            79,500
  Stock subscription canceled as
    consideration for services provided                --              --              --            50,000          50,000
  Stock subscription canceled                        (6,666)        (30,000)           --            30,000            --
  Payments on stock subscriptions                      --              --              --            42,100          42,100
  Net loss - restated                                  --              --        (5,595,300)           --        (5,595,300)
                                                    --------        --------     -----------       --------      -----------
Balance December 31, 1995 (carried forward)       3,474,428      14,384,100      (7,234,800)         (5,000)      7,144,300


                             LifeRate Systems, Inc.
                          (A Development Stage Company)

            Statements of Shareholders' Equity (Deficit) (continued)



                                                                                 DEFICIT
                                                                               ACCUMULATED
                                                       COMMON STOCK ISSUED        DURING          STOCK
                                                    ------------------------    DEVELOPMENT   SUBSCRIPTIONS
                                                      SHARES       AMOUNTS         STAGE        RECEIVABLE         TOTAL
                                                    -----------------------------------------------------------------------
Balance December 31, 1995 (brought forward)         3,474,428   $ 14,384,100   $ (7,234,800)   $     (5,000)   $  7,144,300
  Private placement of common stock, net of
     offering costs of $253,846                       295,546      1,667,200           --              --         1,667,200
  Payments on stock subscriptions                        --             --             --             5,000           5,000
  Stock options exercised                              41,665        235,400           --              --           235,400
  Value of stock options granted for services
    rendered                                             --          974,000           --              --           974,000
  Net loss                                               --             --       (9,873,500)           --        (9,873,500)
                                                      --------       --------    -----------        --------     -----------
Balance December 31, 1996                           3,811,639     17,260,700    (17,108,300)           --           152,400
  Private placement of common stock, net of
    offering costs of $177,700                      4,290,000      1,964,400           --              --         1,964,400
  Conversion of notes payable to common stock,
    net of unamortized discount of $31,800            365,550        525,900           --              --           525,900
  Value of warrants issued to holders of notes           --          204,500           --              --           204,500
  Stock options exercised                              17,811         33,400           --              --            33,400
  Value of stock options granted for services
    rendered                                             --           27,500           --              --            27,500
  Net loss - restated                                    --             --       (4,962,100)           --        (4,962,100)
                                                      --------       --------    -----------        --------     -----------
Balance December 31, 1997                           8,485,000   $ 20,016,400   $(22,070,400)   $       --      $ (2,054,000)
                                                   ===========  =============  ==============  ==============  ==============


SEE ACCOMPANYING NOTES.

                             LifeRate Systems, Inc.

                          (A Development Stage Company)
                            Statements of Cash Flows


                                                                                                          JULY 18, 1990
                                                                                                            (DATE OF
                                                                                                           INCEPTION) TO
                                                                        YEAR ENDED DECEMBER 31              DECEMBER 31,
                                                                 1997                                           1997
                                                               RESTATED          1996            1995         RESTATED
                                                               --------          ----            ----         --------
OPERATING ACTIVITIES
Net loss                                                   $ (4,962,100)   $ (9,873,500)   $ (5,595,300)   $(22,070,400)
Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation                                                309,700         238,600          61,100         636,200
    Amortization of software development costs                   50,500         100,800            --           151,300
    Amortization of discounts on long-term debt                  49,400            --              --            49,400
    Value of stock options granted for services rendered         27,500         974,000            --         1,001,500
    Value of warrants issued to note holders                     43,500            --              --            43,500
    Convertible subordinated note issued for services
       rendered                                                    --         2,250,000            --         2,250,000
    Writedown of software development costs to net
       realizable value                                            --              --           599,600         599,600
    Stock issued for services                                      --              --           129,500         187,500
    Changes in operating assets and liabilities:
      Accounts receivable                                      (135,800)        (38,000)        (80,900)       (278,200)
      Advances to agent                                            --              --           108,000            --
      Prepaid and other current assets                           68,200         (61,700)        (61,000)        (54,500)
      Other  assets                                                --            11,800          (1,200)           --
      Accounts payable                                         (180,100)       (247,700)        381,400          96,400
      Accrued compensation                                      159,400        (200,900)        (34,700)        503,300
      Accrued consulting fees                                   (81,100)       (296,500)        333,400           5,000
      Accrued royalties                                         (16,400)         36,100            --            19,700
      Other current liabilities                                 (70,700)         72,400          (1,500)         14,200
      Deferred revenue                                           20,500          90,900         (29,600)        172,300
      Deferred rent                                             (11,900)        (11,900)         (8,600)          4,900
                                                           ------------    ------------    ------------    ------------
Net cash used in operating activities                        (4,729,400)     (6,955,600)     (4,199,800)    (16,668,300)

INVESTING ACTIVITIES
Software development costs                                      (28,600)           --          (750,900)       (779,500)
Purchase of furniture and equipment                             (20,100)       (602,600)       (332,400)       (992,500)
                                                           ------------    ------------    ------------    ------------
Net cash used in investing activities                           (48,700)       (602,600)     (1,083,300)     (1,772,000)

FINANCING ACTIVITIES
Payments on notes payable and capital leases                   (265,000)        (27,900)        (55,900)       (426,400)
Stock subscription received                                        --             5,000            --             5,000
Proceeds from issuance of notes payable                       1,737,500            --            51,800       2,027,700
Proceeds from issuance of common stock                        1,997,800       1,902,600      12,424,500      17,598,200
                                                           ------------    ------------    ------------    ------------
Net cash provided by financing activities                     3,470,300       1,879,700      12,420,400      19,204,500
                                                           ------------    ------------    ------------    ------------

(Decrease) increase in cash and cash equivalents             (1,307,800)     (5,678,500)      7,137,300         764,200
Cash and cash equivalents at beginning of period              2,072,000       7,750,500         613,200            --
                                                           ------------    ------------    ------------    ------------
Cash and cash equivalents at end of period                 $    764,200    $  2,072,000    $  7,750,500    $    764,200
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

3. CONTINUED EXISTENCE

The company has incurred losses since inception and has an accumulated deficit of $22,070,400 at December 31, 1997. The Company's ability to continue as a going concern and the realization of its assets and orderly satisfaction of its liabilities are dependent on obtaining additional funds from outside sources and generating sufficient working capital from operations. The Company estimates that cash balances at December 31, 1997 and proceeds from the January 1998 sale of common stock will not be enough to fund operations for 1998. The Company will require additional capital during 1998 to continue operations and is currently exploring financing alternatives. There can be no assurance that the Company will be successful in obtaining additional financing.

4. LONG-TERM DEBT AND EXTRAORDINARY ITEM

   Long-term debt consists of the following:


                                                                           DECEMBER 31
                                                                      1997             1996
                                                                   ----------------------------
   Convertible subordinated note payable, non-interest
    bearing at December 31, 1997 (10% interest at December
    31, 1996), due April 2002                                      $2,250,000        $2,250,000

   Convertible promissory note payable, non-interest
    bearing, due May 2002                                           1,000,000                 -

   Note payable, bears interest at 1.0% above prime
    (9.5% at December 31, 1997), due in monthly
    installments of $970 plus interest through February 1998            1,700            12,600

   Capital lease obligation, bears interest at 19.1%,
    due in monthly installments of $1,020 through March 1999           13,500             1,000
                                                                   ----------        ----------
                                                                    3,265,200         2,263,600
   Less discount on Medtronic, Inc. note                             (146,400)                -
   Current portion - long-term debt                                   (12,300)          (11,800)
                                                                   ----------        ----------
                                                                   $3,106,500        $2,251,800
                                                                   ==========        ==========



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

In May 1997, the Company issued a $1,000,000 convertible promissory note to Medtronic, Inc. The terms of the note called for interest to be incurred at the prime rate and the note was due on the earlier of November 30, 1997 or the completion of $5,000,000 of additional financing for the Company. In connection with the note, the Company issued Medtronic a warrant to purchase 100,000 shares of stock at a price of $2.00 per share. The warrant was determined to have a value of $161,000 and is being amortized over the life of the note. The warrant expires in 2002. In November 1997, the terms of the note were changed to be non-interest bearing, accrued interest of approximately $44,000 was forgiven and the term of the note was extended to 2002. In addition, the conversion price on the note was changed to $1.50 per share and the exercise price on the warrant was changed to $.50 per share.

NOTES PAYABLE - RELATED PARTY

The Company entered into a settlement agreement with a former employee and director to remit unpaid compensation amounting to $6,500, which was paid in full during 1996. During 1997, non-employee directors of the Company loaned the Company $46,200. In November 1997, $5,775 of the loans were converted into 11,550 shares of common stock and $40,425 was repaid.

EXTRAORDINARY ITEM

The extraordinary item of $200,000 in 1997 relates to the cancellation of $200,000 in interest due on various notes from the time of issuance until November 1997, when the terms of the notes were restructured. The Company has restated previously issued financial results for the year ended December 31, 1997. The restated financial results reflect the correction of an error related to the extraordinary gain recognized in a transaction recorded as a troubled debt restructuring. The Company had previously reported an extraordinary amount of $1,312,800 for the year ended December 31, 1997. In restating the amount of the extraordinary item, the Company is reversing the discounts previously provided and accounted for on the restructured notes. Future operations will be positively impacted by the restatement since the discount would have resulted in interest expense being recorded over the life of the notes. The following summarizes the impact of the restatement on operations for the year ended December 31, 1997:



     Extraordinary item-debt
       restructuring                    $1,312,800          $200,000

     Extraordinary item per share       $     0.30          $   0.05

     Net lose per share --
       basic and diluted                 $   (0.88)            (1.13)

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

As of December 31, 1997, the Company had 4,901,395 warrants outstanding with exercise prices ranging from $ .50 to $6.50. The warrants expire at various dates ranging from December 1999 to November 2007.

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

Option activity is summarized as follows:


                                          1997                1996                  1995
                                   ------------------- ------------------   -------------------
                                            AVERAGE               AVERAGE               AVERAGE
                                            WEIGHTED              WEIGHTED              WEIGHTED
                                            EXERCISE              EXERCISE              EXERCISE
                                   SHARES    PRICE     SHARES      PRICE      SHARES     PRICE
                                   ------    -----     ------      -----      ------     -----
   Outstanding at beginning
    of year                       409,441    $7.68     250,106     $5.97      84,442     $3.36
   Granted                        302,779     2.82     274,333      8.84     245,664      5.90
   Exercised                            -              (41,665)     5.66           -
   Canceled                      (539,873)    5.77     (73,333)     7.35     (80,000)     5.88
                                  -------    -----     -------     -----     -------     -----
   Outstanding at end of year     172,347    $5.14     409,441     $7.68     250,106     $5.97
                                  =======    =====     =======     =====     =======     =====
   Options exercisable
   at year-end                    147,789    $5.52     239,326     $7.03     167,445     $3.97
                                  =======    =====     =======     =====     =======     =====



At December 31, 1997, there were 577,653 shares available for grant under the 1993 Stock Option Plan.

The following table summarizes information about stock options outstanding at December 31, 1997:


                              OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                     ------------------------------------   -----------------------
                        NUMBER      WEIGHTED                  NUMBER
                     OUTSTANDING     AVERAGE     WEIGHTED   EXERCISABLE    WEIGHTED
                          AT        REMAINING    AVERAGE        AT          AVERAGE
   RANGE OF          DECEMBER 31,  CONTRACTUAL   EXERCISE   DECEMBER 31,    EXERCISE
EXERCISE PRICES         1997          LIFE        PRICE        1997          PRICE
---------------        -----          ----        -----        ----          -----
$1.00 to $1.938        30,707      4.7 Years      $1.33       30,707        $ 1.33
$2.625 to $3.00        44,974      5.5 Years       2.91       20,416          3.00
$5.875 to $6.33        45,666      7.2 Years       5.99       45,666          5.99
$8.625                 51,000      8.4 Years       8.625      51,000         8.625
                      -------                                -------
                      172,347      6.7 Years      $5.14      147,789        $ 5.52
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


                                                       1997            1996            1995
                                                       ----            ----            ----
   Pro forma net loss                              $(5,332,400)   $(11,094,600)   $(5,931,700)
   Pro forma loss per share - basic and diluted        $( 1.22)         $(2.93)       $ (2.82)


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

                             LifeRate Systems, Inc.
                          (A Development Stage Company)

                          Notes to Financial Statements
                                December 31, 1997


8. INCOME TAXES

The tax effects of significant components of the Company's deferred tax assets and liabilities are as follows:

                                                     1997                1996
                                                     ----                ----
   Deferred tax assets:
      Net operating loss carryforwards            $8,688,800          $6,704,000
      Accounts receivable allowance                   25,100              24,100
      Deferred rent                                    2,000               6,700
      Deferred revenue                                68,900              60,700
      Accrued salaries                                81,300              17,200
      Accrued consulting fees                          2,000              34,400

   Deferred tax liabilities:
      Depreciation                                    49,500              56,300
                                                   ---------           ---------
      Net deferred tax assets                      8,818,600           6,790,800
      Valuation allowance                          8,818,600           6,790,800
                                                   ---------           ---------
                                                  $        -          $        -
                                                   =========           =========

A valuation allowance of 100% of tax benefits has been provided because of the Company's history of operating losses.

At December 31, 1997, the Company had net operating loss carryforwards of approximately $21,721,900 that expire at various times through the year 2012. The Company's ability to utilize these carryforwards to offset future taxable income is subject to certain restrictions under Section 382 of the Internal Revenue Code in the event of certain changes in the equity ownership of the Company. The Company experienced ownership changes in 1993, 1995 and 1997. However, the Company does not believe that such changes will significantly limit its ability to use the existing net operating loss carryforwards.

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

   Year ending December 31:
   1998                                    $262,600
   1999                                     276,600
   2000                                     208,900
   2001                                     139,600
                                           --------
                                           $887,700
                                           ========

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

                             LifeRate Systems, Inc.
                          (A Development Stage Company)

                          Notes to Financial Statements
                                December 31, 1997


11. LICENSE, ROYALTY AND DEVELOPMENT AGREEMENTS (CONTINUED)

In July 1995, the Company entered into a license agreement with an advisor to the Company. The agreement called for the Company to grant to the advisor a license to utilize software developed by the advisor at one healthcare facility. In addition, the Company agreed to pay to the advisor a royalty of 7.5% through December 31, 1998, and 5% thereafter, on certain product sales. In connection with the agreement, the Company granted the advisor options to purchase 26,000 shares of the Company's common stock at an exercise price of $4.50 per share. In March 1997, this agreement was modified. Under the terms of the modified agreement, after March 31, 1997, no royalties will be due until the sooner of the Company reaching $20,000,000 of cumulative revenues or January 1, 1999, at which time the Company will pay royalties of 3% of gross sales to the physician. The Company will pay the physician royalties of 3.6% on all gross revenues once the Company has reached $100,000,000 of gross revenues. In addition, the Company agreed to make certain milestone payments aggregating $450,000 based upon the Company reaching certain revenue goals and had agreed to pay the physician $100,000 per year for the next five years under a consulting agreement. Also, the Company granted the physician an option to purchase 550,000 shares of common stock at $2.625 per share for assistance with the development of the Company's system. The fair value of these options at the date of grant was $924,000. In November 1997, the consulting agreement and the Company's obligation to make certain milestone payments were canceled. Also, the option to purchase 550,000 shares of common stock was changed to 200,000 shares of common stock with an exercise price of $1.00 per share.

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

13.     SUPPLEMENTAL CASH FLOW INFORMATION

The Company entered into the following non-cash transactions:


                                                                    DECEMBER 31
                                                           1997        1996         1995
                                                           ----        ----         ----
   Stock subscription receivable canceled as
     consideration for services provided                $      -      $   -       $50,000
   Conversion of notes payable
     into common stock                                   557,800          -             -
   Equipment and other assets
     acquired under a capital lease                       20,200          -             -



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


                                  LIFERATE SYSTEMS, INC.



Dated:  November 5, 1998          By: /s/ F.G. Hamilton
                                  ----------------------------------
                                  F.G. Hamilton
                                  Acting Chief Executive Officer



                                  By:/s/Kenneth G. Tarr
                                  ----------------------------------
                                  Kenneth G. Tarr
                                  Acting Chief Financial Officer
                                  (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT                    DESCRIPTION (METHOD OF FILING)
-------                    ------------------------------
  NO.
  ---

3.1 Amended and Restated Articles of Incorporation, as amended. (Incorporated by reference to Exhibit 3.1 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997, File No. 0-25530).

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

EXHIBIT                    DESCRIPTION (METHOD OF FILING)
-------                    ------------------------------
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

EXHIBIT                    DESCRIPTION (METHOD OF FILING)
-------                    ------------------------------
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

10.20 Agreement, dated December 18, 1996, between the Company and National Jewish Center (confidential portions have been omitted and filed with the Secretary of the Commission). (Incorporated by reference to Exhibit
         10.30 of the 10.20 Company's Annual Report on Form 10-KSB for the year ended December 31, 1996, File No. 0-25530).

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

EXHIBIT                    DESCRIPTION (METHOD OF FILING)
-------                    ------------------------------
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

EXHIBIT                    DESCRIPTION (METHOD OF FILING)
-------                    ------------------------------
  NO.
  ---

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

27.1.    Amended Financial Data Schedule. (Filed herewith.)

31