Form 10QSB/A
period 1998-03-31
LIFERATE SYSTEMS INC
filed 1998-11-05
CIK 937251

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB/A
                                 AMENDMENT NO. 1

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


                                                                           PAGE
                                                                           ----
ITEM 1. FINANCIAL STATEMENTS

           Condensed Balance Sheets -                                       3
           March 31, 1998 and December 31, 1997

           Statements of Operations -                                       4
           Three Months Ended March 31, 1998 and 1997 and Date of Inception to March 31, 1998.

           Condensed Statements of Cash Flow -                              5
           Three Months Ended March 31, 1998 and 1997 and Date of Inception to March 31, 1998.

           Notes to Condensed Financial Statements                          6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS                                7

PART II

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                    9

                             LIFERATE SYSTEMS, INC.
                          (A Development Stage Company)
                            Condensed Balance Sheets

                                                                    MARCH 31,      December 31,
                                                                      1998             1997
                                                                    RESTATED         Restated
                                                                    --------         --------
ASSETS                                                             (UNAUDITED)        (Note)
Current assets:
      Cash and cash equivalents                                   $  1,936,700    $    764,200
      Accounts receivable, less allowance of $70,350
      at March 31, 1998 and $62,850 at December 31, 1997               478,900         278,200
      Prepaid expenses and other current assets                         31,900          59,800
                                                                  ------------    ------------
Total current assets                                                 2,447,500       1,102,200

Furniture and fixtures                                                 177,600         177,600
Computer equipment                                                     840,400         872,000
                                                                  ------------    ------------
                                                                     1,018,000       1,049,600
Less accumulated depreciation                                          677,500         635,600
                                                                  ------------    ------------
                                                                       340,500         414,000
Software development costs, net of amortization
 of $5,900 at March 31, 1998                                           114,900          28,600
                                                                  ------------    ------------

Total Assets                                                      $  2,902,900    $  1,544,800
                                                                  ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
      Accounts payable and other accrued liabilities              $    340,700    $    299,600
      Other current liabilities                                          5,200           3,200
      Current portion of long-term debt
       and capitalized lease obligations                                10,400          12,300
                                                                  ------------    ------------
Total current liabilities                                              356,300         315,100

Long-term debt and capital lease obligations                         3,112,000       3,106,500
Deferred rent                                                            2,000           4,900
Deferred revenue                                                       185,400         172,300

Shareholders' equity (deficit):
      Preferred stock, no par value:
        Authorized shares - 1,000,000
        Issued and outstanding shares-none in 1998 and 1997               --              --
      Common stock, no par value:
        Authorized shares - 75,000,000
        Issued and outstanding shares - 12,485,000 at March 31,
        1998 and 8,485,000 at December 31, 1997                     21,975,800      20,016,400
      Deficit accumulated during the development stage             (22,728,600)    (22,070,400)
                                                                  ------------    ------------
Total shareholders' equity (deficit)                                  (752,800)     (2,054,000)
                                                                  ------------    ------------
Total liabilities and shareholders' equity (deficit)              $  2,902,900    $  1,544,800
                                                                  ============    ============


Note: The December 31, 1997 balance sheet has been derived from the restated December 31, 1997 audited financial statements.

                             LIFERATE SYSTEMS, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                                                           JULY 18, 1990
                                                    THREE MONTHS              (DATE OF
                                                   ENDED MARCH 31,         INCEPTION) TO
                                               1998                        MARCH 31, 1998
                                             RESTATED          1997           RESTATED
                                             --------          ----           --------

Net revenues                              $    273,900    $    198,800    $  2,084,500
Cost of revenues                               222,400         263,300       2,212,200
                                          ------------    ------------    ------------
Gross profit                                    51,500         (64,500)       (127,700)

Operating expenses:
      Sales and marketing                      202,800         398,600       6,166,100
      Research and development                 221,500         396,700       9,034,700
      General and administrative               300,700         488,300       7,680,700
                                          ------------    ------------    ------------
Total operating expenses                       725,000       1,283,600      22,881,500
                                          ------------    ------------    ------------
Loss from operations                          (673,500)     (1,348,100)    (23,009,200)
Interest income and other income, net           25,000          15,000         426,600
Interest expense                                 9,700             300         346,000
                                          ------------    ------------    ------------
Net loss before extraordinary item            (658,200)     (1,333,400)    (22,928,600)
Extraordinary item - debt restructuring           --              --           200,000
                                          ------------    ------------    ------------
Net loss                                  $   (658,200)   $ (1,333,400)   $(22,728,600)
                                          ============    ============    ============

Net loss per share - basic and diluted    $      (0.06)   $      (0.35)   $     (10.66)
                                          ============    ============    ============

Weighted average number of common
  shares outstanding                        11,151,667       3,819,708       2,131,920
                                          ============    ============    ============


See accompanying notes

                             LIFERATE SYSTEMS, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                                                JULY 18, 1990
                                                                                                                   (DATE OF
                                                                                         THREE MONTHS            INCEPTION) TO
                                                                                        ENDED MARCH 31,           MARCH 31,
                                                                                     1998                            1998
                                                                                   RESTATED          1997          RESTATED
                                                                                   --------          ----          --------
OPERATING ACTIVITIES
Net loss                                                                        $   (658,200)   $ (1,333,400)   $(22,728,600)
Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation                                                                    75,000          75,100         711,200
      Amortization of software development costs                                       5,900          25,300         157,200
      Amortization of discounts on long-term debt                                      8,400            --            57,800
      Value of stock options granted for services rendered                              --              --         1,001,500
      Value of warrants issued to note holders                                          --              --            43,500
      Convertible subordinated note issued for services rendered                        --              --         2,250,000
      Writedown of software development costs to net realizable value                   --              --           599,600
      Stock issued for services                                                         --              --           187,500
      Changes in operating assets and liabilities:
        Accounts receivable                                                         (200,700)        (13,800)       (478,900)
        Prepaid and other current assets                                              27,900          17,000         (26,600)
        Accounts payable and other accrued  liabilities                               43,100         104,000         681,700
        Deferred revenue                                                              13,100          (7,500)        185,400
        Deferred rent                                                                 (2,900)         (2,900)          2,000
                                                                                ------------    ------------    ------------
Net cash used in operating activities                                               (688,400)     (1,136,200)    (17,356,700)

INVESTING ACTIVITIES
Software development costs                                                           (92,200)           --          (871,700)
Purchase of furniture and equipment                                                   (2,400)        (32,300)       (994,900)
Proceeds from equipment sales                                                            900            --               900
                                                                                ------------    ------------    ------------
Net cash used in investing activities                                                (93,700)        (32,300)     (1,865,700)

FINANCING ACTIVITIES
Payments on notes payable and capital lease obligations                               (4,800)         (3,700)       (431,200)
Stock subscription received                                                             --              --             5,000
Proceeds from issuance of notes payable                                                 --            17,500       2,027,700
Proceeds from issuance of common stock                                             1,959,400          22,300      19,557,600
                                                                                ------------    ------------    ------------
Net cash provided by financing activities                                          1,954,600          36,100      21,159,100
                                                                                ------------    ------------    ------------

Increase in cash and cash equivalents                                              1,172,500      (1,132,400)      1,936,700
Cash and cash equivalents at beginning of period                                     764,200       2,072,000            --
                                                                                ------------    ------------    ------------
Cash and cash equivalents at end of period                                      $  1,936,700    $    939,600    $  1,936,700
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

5.   Restatement

     The Company has restated previously issued financial results for the year ended December 31, 1997. The restated financial results reflect the correction of an error related to the extraordinary gain recognized in a transaction recorded as a troubled debt restructuring. The following summarizes the impact of the restatement on operations for the three months ended March 31, 1998:

                                        As reported     Restated
                                        -----------     --------

          Net loss                      $(710,100)     $(658,200)

          Net loss per share --
            basic and diluted           $   (0.06)     $   (0.06)

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

Interest expense for the three months ended March 31, 1998 was $9,700, an increase of $9,400 over the prior year. This increase is due to amortization of the discount recorded in 1997 on the Company's outstanding non-interest bearing convertible promissory note.

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

                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     ITEM NUMBER                   ITEM                      METHOD OF FILING

     27.1             Amended Financial Data Schedule         Filed herewith


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

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant has caused this Amendment to be signed on its behalf by the undersigned, thereunder duly authorized.


Dated: November 5, 1998


                                       LIFERATE SYSTEMS, INC.




                                       By:/s/F.G. Hamilton
                                          ----------------
                                       F. G. Hamilton
                                       Acting Chief Executive Officer
                                       (Principal Executive Officer)




                                       By:/s/Kenneth G. Tarr
                                          ------------------
                                       Kenneth G. Tarr
                                       Acting Chief Financial Officer
                                       (Principal Financial and Accounting
                                       Officer)

                             LIFERATE SYSTEMS, INC.

                           EXHIBIT INDEX TO QUARTERLY
                              REPORT ON FORM 10-QSB
                  for the Quarterly Period ended March 31, 1998



ITEM NUMBER                       ITEM                        METHOD OF FILING

27.1             Amended Financial Data Schedule               Filed herewith