Form 10QSB/A
period 1998-06-30
LIFERATE SYSTEMS INC
filed 1998-11-05
CIK 937251

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB/A
                                 AMENDMENT NO. 1

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

     For The Quarterly Period Ended June 30, 1998

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

                             LIFERATE SYSTEMS, INC.
                          (A Development Stage Company)
                            Condensed Balance Sheets

                                                                      JUNE 30,      December 31,
                                                                       1998            1997
                                                                     Restated        Restated
                                                                   ------------    ------------
ASSETS                                                              (Unaudited)       (Note)
Current assets:
      Cash and cash equivalents                                    $  1,251,400    $    764,200
      Accounts receivable, less allowance of $62,500,
      at June 30, 1998 and $62,850 at December 31, 1997                 163,600         278,200
      Prepaid expenses and other current assets                          58,100          59,800
                                                                   ------------    ------------
Total current assets                                                  1,473,100       1,102,200

Furniture and fixtures                                                  177,600         177,600
Computer equipment                                                      861,800         872,000
                                                                   ------------    ------------
                                                                      1,039,400       1,049,600
Less accumulated depreciation                                           743,900         635,600
                                                                   ------------    ------------
                                                                        295,500         414,000
Software development costs, net of amortization
 of $16,200 at June 30, 1998                                             97,000          28,600
                                                                   ------------    ------------

Total Assets                                                       $  1,865,600    $  1,544,800
                                                                   ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
      Accounts payable and other accrued liabilities               $    396,200    $    299,600
      Other current liabilities                                           3,400           3,200
      Current portion of long-term debt
       and capitalized lease obligations                                  7,900          12,300
                                                                   ------------    ------------
Total current liabilities                                               407,500         315,100

Long-term debt and capital lease obligations                          3,120,300       3,106,500
Deferred rent                                                              --             4,900
Deferred revenue                                                        130,300         172,300

Shareholders' equity (deficit):
      Preferred stock, no par value:
        Authorized shares - 1,000,000
        Issued and outstanding shares-none in 1998 and 1997                --              --
      Common stock, no par value:
        Authorized shares - 75,000,000
        Issued and outstanding shares - 12,487,000 at June 30,
        1998 and 8,485,000 at December 31, 1997                      21,972,300      20,016,400
      Deficit accumulated during the development stage              (23,764,800)    (22,070,400)
                                                                   ------------    ------------
Total shareholders' equity (deficit)                                 (1,792,500)     (2,054,000)
                                                                   ------------    ------------

Total liabilities and shareholders' equity (deficit)               $  1,865,600    $  1,544,800
                                                                   ============    ============

Note: The December 31, 1997 balance sheet has been derived from the restated December 31, 1997 audited financial statements

                             LIFERATE SYSTEMS, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                                                                                            JULY 18, 1990
                                                                                                               (DATE OF
                                                  THREE MONTHS                      SIX MONTHS              INCEPTION) TO
                                                  ENDED JUNE 30                    ENDED JUNE 30               JUNE 30,
                                             1998                              1998                              1998
                                           RESTATED           1997           RESTATED           1997           RESTATED
                                         ------------     ------------     ------------     ------------     ------------
Net revenues                             $    121,600     $     44,800     $    395,500     $    243,600     $  2,206,100
Cost of revenues                              222,400          220,900          444,700          520,600        2,507,200
                                         ------------     ------------     ------------     ------------     ------------
Gross profit                                 (100,800)        (176,100)         (49,200)        (277,000)        (301,100)


Operating Expenses:
  Sales and marketing                         151,700          387,200          354,500          765,000        6,310,000
  Research and development                    332,300          360,900          553,800          742,000        9,398,200
  General and administrative                  462,500          655,100          763,300        1,143,400        8,047,200
                                         ------------     ------------     ------------     ------------     ------------
  Total operating expenses                    946,500        1,403,200        1,671,600        2,650,400       23,755,400
                                         ------------     ------------     ------------     ------------     ------------
Loss from operations                       (1,047,300)      (1,579,300)      (1,720,800)      (2,927,400)     (24,056,500)
Interest income and other, net                 21,000            9,000           46,000           24,000          447,600
Interest expense                                9,900           71,400           19,600           71,700          355,900
                                         ------------     ------------     ------------     ------------     ------------
Net loss before extraordinary item         (1,036,200)      (1,641,700)      (1,694,400)      (2,975,100)     (23,964,800)
Extraordinary item-debt restructuring              --               --               --               --          200,000
                                         ------------     ------------     ------------     ------------     ------------

Net loss                                 $ (1,036,200)    $ (1,641,700)    $ (1,694,400)    $ (2,975,100)    $(23,764,800)
                                         ============     ============     ============     ============     ============

Net loss per share - basic and diluted   $      (0.08)    $      (0.43)    $      (0.14)    $      (0.78)    $      (9.84)
                                         ============     ============     ============     ============     ============

Weighted average number of
 common shares outstanding                 12,485,000        3,819,708       11,818,333        3,819,708        2,413,922
                                         ============     ============     ============     ============     ============

See accompanying notes

                             LIFERATE SYSTEMS, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                                                JULY 18, 1990
                                                                                                                  (DATE OF
                                                                                        SIX MONTHS              INCEPTION) TO
                                                                                       ENDED JUNE 30,              JUNE 30,
                                                                                   1998                              1998
                                                                                 RESTATED           1997           RESTATED
                                                                               ------------     ------------     ------------
OPERATING ACTIVITIES
Net loss                                                                       $ (1,694,400)    $ (2,975,100)    $(23,764,800)
Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation                                                                  141,400          148,400          777,600
      Amortization of software development costs                                     16,200           50,500          167,500
      Amortization of discounts on long-term debt                                    13,800               --           63,200
      Value of stock options granted for services rendered                               --            8,300        1,001,500
      Value of warrants issued to note holders                                           --               --           43,500
      Convertible subordinated note issued for services rendered                         --               --        2,250,000
      Writedown of software development costs to net realizable value                    --               --          599,600
      Stock issued for services                                                          --               --          187,500
      Changes in operating assets and liabilities:
        Accounts receivable                                                         114,600          (94,200)        (163,600)
        Prepaid and other current assets                                              1,700           13,200          (52,800)
        Accounts payable and other accrued liabilities                               96,800           59,000          735,400
        Deferred revenue                                                            (42,000)          58,700          130,300
        Deferred rent                                                                (4,900)          (5,900)              --
                                                                               ------------     ------------     ------------
Net cash used in operating activities                                            (1,356,800)      (2,737,100)     (18,025,100)

INVESTING ACTIVITIES
Software development costs                                                          (84,600)              --         (864,100)
Purchase of furniture and equipment                                                 (23,800)         (30,700)      (1,016,300)
Proceeds from equipment sales                                                           900               --              900
                                                                               ------------     ------------     ------------
Net cash used in investing activities                                              (107,500)         (30,700)      (1,879,500)

FINANCING ACTIVITIES
Payments on notes payable and capital lease obligations                              (4,400)          (9,700)        (430,800)
Stock subscription received                                                              --               --            5,000
Proceeds from issuance of notes payable                                                  --        1,017,500        2,027,700
Proceeds from issuance of common stock                                            1,955,900           30,900       19,554,100
                                                                               ------------     ------------     ------------
Net cash provided by financing activities                                         1,951,500        1,038,700       21,156,000
                                                                               ------------     ------------     ------------

Increase in cash and cash equivalents                                               487,200       (1,729,100)       1,251,400
Cash and cash equivalents at beginning of period                                    764,200        2,072,000               --
                                                                               ------------     ------------     ------------
Cash and cash equivalents at end of period                                     $  1,251,400     $    342,900     $  1,251,400
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

5.   Restatement

     The Company has restated previously issued financial results for the year ended December 31, 1997. The restated financial results reflect the correction of an error related to the extraordinary gain recognized in a transaction recorded as a troubled debt restructuring. The following summarizes the impact of the restatement on operations for the six months ended March 31, 1998:

                                         As reported       Restated
                                        ------------    -------------

          Net loss                      $(1,799,500)     $(1,694,400)

          Net loss per share --
            basic and diluted           $   (0.15)     $   (0.14)

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

Interest expense was $9,900 and $71,400 for the three months ended June 30, 1998 and 1997, respectively. Interest expense for the six months ended June 30, 1998 was $19,600, a decrease of $52,100 over the same period one year ago. The decrease is a result of the November 1997 restructuring of the convertible subordinated notes payable issued by the Company during 1997 to be non-interest bearing notes.

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


Dated: November 5, 1998


                                         LIFERATE SYSTEMS, INC.




                                         By: /s/ F.G. Hamilton
                                             -----------------
                                         F.G. Hamilton
                                         Acting Chief Executive Officer
                                         (Principal Executive Officer)




                                         By: /s/ Kenneth G. Tarr
                                             -------------------
                                         Kenneth G. Tarr
                                         Acting Chief Financial Officer
                                         (Principal Financial and Accounting
                                         Officer)

                             LIFERATE SYSTEMS, INC.

                           EXHIBIT INDEX TO QUARTERLY
                              REPORT ON FORM 10-QSB
                  for the Quarterly Period ended June 30, 1998


ITEM NUMBER                     ITEM                        METHOD OF FILING

27.1              Amended Financial Data Schedule            Filed herewith