Form 10QSB
period 1998-09-30
LIFERATE SYSTEMS INC
filed 1998-11-13
CIK 937251

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For The Quarterly Period Ended September 30, 1998

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

Yes [X]       No [ ]

As of October 31, 1998, there were 13,272,000 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one):  Yes [ ]   No [X]

                             LIFERATE SYSTEMS, INC.
                                      INDEX


PART I
                                                                       PAGE
                                                                       ----
ITEM 1.  FINANCIAL STATEMENTS

         Condensed Balance Sheets -                                      3
         September 30, 1998 and December 31, 1997

         Statements of Operations -                                      4
         Three Months Ended September 30, 1998 and 1997 and
         Nine Months Ended September 30, 1998 and 1997 and
         Date of Inception to September 30, 1998.

         Condensed Statements of Cash Flow -                             5
         Nine Months Ended September 30, 1998 and 1997 and
         Date of Inception to September 30, 1998.

         Notes to Condensed Financial Statements                         6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS                             7

PART II

ITEM 1. LEGAL PROCEEDINGS                                                9

ITEM 2.  CHANGES IN SECURITIES AND USE-OF-PROCEEDS                       9

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                10

                             LIFERATE SYSTEMS, INC.
                          (A Development Stage Company)
                            Condensed Balance Sheets



                                                                          SEPTEMBER 30,   December 31,
                                                                              1998           1997
                                                                              ----           ----
ASSETS                                                                     (UNAUDITED)      (Note)
Current assets:
     Cash and cash equivalents                                            $    663,100    $    764,200
     Accounts receivable, less allowance of $112,500,
     at September 30, 1998 and $62,850 at December 31, 1997                    104,800         278,200
     Prepaid expenses and other current assets                                  81,800          59,800
                                                                          ------------    ------------
Total current assets                                                           849,700       1,102,200

Furniture and fixtures                                                         177,600         177,600
Computer equipment                                                             861,800         872,000
                                                                          ------------    ------------
                                                                             1,039,400       1,049,600
Less accumulated depreciation                                                  805,000         635,600
                                                                          ------------    ------------
                                                                               234,400         414,000
Software development costs, net of amortization
 of $30,400 at September 30, 1998                                               82,800          28,600
                                                                          ------------    ------------

Total Assets                                                              $  1,166,900    $  1,544,800
                                                                          ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
     Accounts payable and other accrued liabilities                       $    302,800    $    299,600
     Other current liabilities                                                   2,200           3,200
     Current portion of long-term debt
      and capitalized lease obligations                                          5,100          12,300
                                                                          ------------    ------------
Total current liabilities                                                      310,100         315,100

Long-term debt and capital lease obligations                                 3,128,600       3,106,500
Deferred rent                                                                       --           4,900
Deferred revenue                                                               117,100         172,300

Shareholders' equity (deficit):
     Preferred stock, no par value:
       Authorized shares - 1,000,000
       Issued and outstanding shares-none in 1998 and 1997                          --              --
     Common stock, no par value:
       Authorized shares - 75,000,000
       Issued and outstanding shares - 12,487,000 at September
       30, 1998 and 8,485,000 at December 31, 1997                          21,993,400      20,016,400
     Deficit accumulated during the development stage                      (24,382,300)    (22,070,400)
                                                                          ------------    ------------
Total shareholders' equity (deficit)                                        (2,388,900)     (2,054,000)
                                                                          ------------    ------------

Total liabilities and shareholders' equity (deficit)                      $  1,166,900    $  1,544,800
                                                                          ============    ============

Note: The December 31, 1997 balance sheet has been derived from the amended December 31, 1997 audited financial statements.

                             LIFERATE SYSTEMS, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)





                                                                                                             JULY 18, 1990
                                                                                                               (DATE OF
                                                    THREE MONTHS                      NINE MONTHS            INCEPTION) TO
                                                 ENDED SEPTEMBER 30               ENDED SEPTEMBER 30          SEPTEMBER 30,
                                                1998            1997             1998            1997             1998
                                                ----            ----             ----            ----             ----
Net revenues                             $     43,300          122,500     $    438,800     $    366,100     $  2,249,400
Cost of revenues                              107,500          175,700          552,200          696,300        2,614,700
                                         ------------     ------------     ------------     ------------     ------------
Gross profit                                  (64,200)         (53,200)        (113,400)        (330,200)        (365,300)


Operating Expenses:
  Sales and marketing                         102,300          290,200          456,800        1,055,200        6,412,300
  Research and development                     94,300          227,400          648,100          969,400        9,492,500
  General and administrative                  358,100          400,100        1,121,300        1,543,500        8,405,300
                                         ------------     ------------     ------------     ------------     ------------
  Total operating expenses                    554,700          917,700        2,226,200        3,568,100       24,310,100
                                         ------------     ------------     ------------     ------------     ------------
Loss from operations                         (618,900)        (970,900)      (2,339,600)      (3,898,300)     (24,675,400)
Interest income and other, net                 12,900            4,100           58,900           28,100          460,500
Interest expense                               11,600          113,600           31,200          185,300          367,400
                                         ------------     ------------     ------------     ------------     ------------
Net loss before extraordinary item           (617,600)      (1,080,400)      (2,311,900)      (4,055,500)     (24,582,300)
Extraordinary item-debt restructuring              --               --               --               --          200,000
                                         ------------     ------------     ------------     ------------     ------------
Net loss                                 $   (617,600)    $ (1,080,400)    $ (2.311,900)    $ (4,055,500)    $(24,382,300)
                                         ============     ============     ============     ============     ============

Net loss per share                       $      (0.05)    $      (0.28)    $      (0.19)    $      (1.06)    $      (8.95)
                                         ============     ============     ============     ============     ============

Weighted average number of
 common shares outstanding                 12,559,222        3,824,755       12,065,296        3,821,390        2,724,460
                                         ============     ============     ============     ============     ============


See accompanying notes

                             LIFERATE SYSTEMS, INC.
                          (A Development Stage Company)
                       Condensed Statements of Cash Flows
                                   (Unaudited)


                                                                                                                 JULY 18, 1990
                                                                                                                    (DATE OF
                                                                                         NINE MONTHS              INCEPTION) TO
                                                                                      ENDED SEPTEMBER 30,         SEPTEMBER 30,
                                                                                    1998              1997            1998
                                                                                    ----              ----            ----
OPERATING ACTIVITIES
Net loss                                                                       $ (2,311,900)    $ (2,975,100)    $(24,382,300)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation                                                                   202,600          148,400          838,800
     Amortization of software development costs                                      30,400           50,500          181,700
     Amortization of discounts on long-term debt                                     25,100               --           74,500
     Value of stock options granted for services rendered                                --            8,300        1,001,500
     Value of warrants issued to note holders                                            --               --           43,500
     Convertible subordinated note issued for services rendered                          --               --        2,250,000
     Writedown of software development costs to net realizable value                     --               --          599,600
     Stock issued for services                                                           --               --          187,500
     Stock issued for lawsuit settlement                                             21,100               --           21,100
     Changes in operating assets and liabilities:
       Accounts receivable                                                          173,400          (94,200)        (104,800)
       Prepaid and other current assets                                             (22,000)          13,200          (76,500)
       Accounts payable and other accrued liabilities                                 2,200           59,000          640,800
       Deferred revenue                                                             (55,200)          58,700          117,100
       Deferred rent                                                                 (4,900)          (5,900)              --
                                                                               ------------     ------------     ------------
Net cash used in operating activities                                            (1,939,200)      (2,737,100)     (18,607,500)

INVESTING ACTIVITIES
Software development costs                                                          (84,600)              --         (864,100)
Purchase of furniture and equipment                                                 (23,800)         (30,700)      (1,016,300)
Proceeds from equipment sales                                                           900               --              900
                                                                               ------------     ------------     ------------
Net cash used in investing activities                                              (107,500)         (30,700)      (1,879,500)

FINANCING ACTIVITIES
Payments on notes payable and capital lease obligations                             (10,300)          (9,700)        (436,700)
Stock subscription received                                                              --               --            5,000
Proceeds from issuance of notes payable                                                  --        1,017,500        2,027,700
Proceeds from issuance of common stock                                            1,955,900           30,900       19,554,100
                                                                               ------------     ------------     ------------
Net cash provided by financing activities                                         1,945,600        1,038,700       21,150,100
                                                                               ------------     ------------     ------------
Increase (decrease) in cash and cash equivalents                                   (101,100)      (1,729,100)         663,100
Cash and cash equivalents at beginning of period                                    764,200        2,072,000               --
                                                                                ------------     ------------     ------------
Cash and cash equivalents at end of period                                     $    663,100     $    342,900     $    663,100
                                                                               ============     ============     ============

See accompanying notes

                             LIFERATE SYSTEMS, INC.
                          (A Development Stage Company)
                     Notes to Condensed Financial Statements
                               September 30, 1998



1.       Organization and Description of Business

         LifeRate Systems, Inc. is a development stage enterprise engaged in marketing proprietary clinical software systems to health care providers and payors to produce information to measure and quantify the quality and cost of health care.

         In August 1998, the Company closed its business operations due to continuing losses from operations. The Company is continuing to service its existing customers. It is not marketing or selling its products and does not expect to generate any meaningful revenue. The Company is currently winding down its business, reducing expenses, collecting receivables and negotiating the termination or satisfaction of all its remaining obligations. The Company has retained an investment banker to seek a buyer for its technology and possible merger candidates.

2.       Basis of Presentation, Restatement

         The financial information presented as of September 30, 1998 and 1997 has been prepared from the books and records without audit. Financial information as of December 31, 1997 is based on audited financial statements of LifeRate Systems, Inc. but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the Company's accounting policies, refer to the financial statements and attached notes included in the Company's amended Form 10-KSB for the fiscal year ended December 31, 1997 as filed with the Securities and Exchange Commission.

         The Company has restated previously issued financial results for the year ended December 31, 1997. The restated financial results reflect the correction of an error related to the extraordinary gain recognized in a transaction recorded as a troubled debt restructuring.

3.        Significant Accounting Policies

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income", which was adopted by the Company beginning January 1, 1998. SFAS No. 130 requires the disclosure of comprehensive income and its components in the general-purpose financial statements. The adoption by the Company of SFAS No. 130 did not have a material effect on the Company's financial statements for the three months ended September 30, 1998 or 1997. Total comprehensive loss for the three months ended September 30, 1998 and 1997 was $(617,600) and $(1,080,400), respectively. Total comprehensive loss for the nine months ended September 30, 1998 and 1997 was $(2,311,900) and $(4,055,500), respectively.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

FORWARD LOOKING STATEMENTS

Statements included in this Quarterly Report on Form 10-QSB that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provision of the Private Securities Litigation Act of 1995 and are subject to certain risks and uncertainties that could cause actual results to differ materially. For a detailed description of these risks and uncertainties, see "Managements' Discussion and Analysis - Certain Factors" in
Item 6 in the Company's Amended Form 10-KSB for the year ended December 31,
1997.

INTRODUCTION

LifeRate Systems, Inc. is a development stage company founded in 1990 to develop a computer system that could help physicians respond to the fee discount demands from managed care organizations. Since 1990, the Company has been developing a set of software-based information products designed to enable healthcare providers to evaluate and demonstrate the quality and cost effectiveness of the medical care they deliver. The Company had been marketing these software products since late 1995. After eight years of continuing losses from operations, the Company ceased its business operations in August 1998. The Company's Chief Executive Officer resigned, and the Company reduced staff to three full-time and one part-time employees. Although the Company is continuing to service its existing customers, it is not marketing or selling its products. Accordingly, the Company does not expect to generate any meaningful amount of revenue. The Company is currently winding down its business, reducing expenses, collecting receivables and negotiating the termination or satisfaction of all of its remaining obligations. In August 1998, the Company retained Manchester Financial Group, Inc., a local investment banking firm, to explore strategic options for the Company. The Company is actively seeking buyers for its technology and merger candidates.

There can be no assurance that the Company will be successful in terminating or satisfying all of its obligations or converting any portion of outstanding indebtedness into Common Stock. Further, there can be no assurance that the Company will be successful in selling its technology or merging with another entity. If the Company is unable to successfully complete these activities, it may be forced to seek protection under the bankruptcy laws.

RESULTS OF OPERATIONS

The Company reported revenues of $43,300 for the three months ended September 30, 1998, a decrease of $79,200 from the third quarter of 1997. Revenues consisted of recurring license fees only for the quarter. Revenues for the quarter ended September 30, 1997 were $122,500 and consisted of development fees of $67,500, installation fees of $25,000 and $30,000 of recurring license fees.

Revenues for the nine months ended September 30, 1998 totaled $438,800, an increase of $72,700, or 20%, over the same period one year ago. Revenues consisted of $304,700 of installation and interface fees and $134,100 of recurring license fees for the nine months ended September 30, 1998. Revenues for the nine months ended September 30, 1997 totaled $366,100 and consisted of $217,500 of development fees, installation fees of $25,000 and recurring fees of $123,600..

Cost of revenues was $107,500 and $175,700 for the three months ended September 30, 1998 and 1997, respectively. Amortization of capitalized software development costs included in cost of revenues was $14,200 and $0 for the three months ended September 30, 1998 and 1997, respectively. Cost of revenues was $552,200 and $696,300 for the nine months ended September 30, 1998 and 1997, respectively. Amortization of capitalized software development costs included in cost of revenues was $32,900 and $50,500 for the nine months ended September 30, 1998 and 1997, respectively. Cost of revenues in 1998 has declined compared to 1997 due to the reduction in employee head count during 1997 and 1998 which resulted in decreased payroll expense and travel expense.

Sales and marketing expense was $102,300 and $456,800 for the three and nine months ended September 30, 1998, respectively. This compares to $290,200 and $1,055,200 for the three and nine months ended September 30,1997, respectively. Expenses for the three and nine months ended September 30, 1998 have declined compared to the same periods last year due to the cost reduction programs initiated in 1997 and 1998 which resulted in reductions in payroll expenses, travel expenses and other sales and marketing expenses. The Company does not plan to incur any significant sales and marketing expenses in future periods.

Research and development expenses for the three months ended September 30, 1998 were $94,300 compared to $227,400 for the three months ended September 30, 1997. For the nine months ended September 30, 1998 research and development expenses were $648,100 compared to $969,400 for the nine months ended September 30, 1997. The Company capitalizes software development costs after technological feasibility is achieved on new products and enhancements to existing products. In the first quarter of 1998, the Company capitalized $84,600 of development costs. No development costs were capitalized in the second and third quarter of 1998 or for the first nine months of 1997. Research and development costs have decreased from one year ago due to the cost reduction programs initiated in 1997 and 1998. The cost reduction program resulted in reductions in payroll, travel and other development expenses. These decreases have been partially offset by increased consulting expense related to new product development for the three and nine months ended September 30, 1998. The Company does not plan to fund any further research and development.

General and administrative expenses were $358,100 and $400,100 for the three months ended September 30, 1998 and 1997, respectively. Expenses for the nine months ended September 30, 1998 and 1997 were $1,121,300 and $1,543,500, respectively. Expenses for 1998 are lower in the areas of payroll and travel expenses due to the cost reduction programs initiated in 1997 and 1998 offset by the additional bad debt expense of $211,000 recorded in the second and third quarter of 1998. Expenses for the nine months ended September 30,1997 included one-time expenses consisting of $93,900 of legal fees for the renegotiation of certain royalty agreements, $76,000 of recruiting expenses for a new chief executive officer and a $100,000 milestone payment under one of the royalty agreements.

Interest income and other income and expenses were $12,900 and $4,100 for the three months ended September 30, 1998 and 1997, respectively. For the nine months ended September 30, 1998 and 1997 interest income and other income and expenses were $58,900 and $28,100, respectively. Changes in interest income are due to fluctuations in the Company's cash balances. The Company completed a significant equity financing in January 1998.

Interest expense was $11,600 and $113,600 for the three months ended September 30, 1998 and 1997, respectively. Interest expense for the nine months ended September 30, 1998 was $31,200, a decrease of $154,100 over the same period one year ago. The decrease is due to the convertible subordinated notes payable issued by the Company during 1997 becoming non-interest bearing as part of a restructuring of the Company's debt in November 1997.

Liquidity and Capital Resources

The Company has financed its operations since inception primarily through private and public placement of Common Stock, and, secondarily from revenues.

At September 30, 1998 the Company had $663,100 in cash and cash equivalents, a decrease of $101,100 from December 31, 1997. The decrease was due to unprofitable operations of the Company offset by the sale of Common Stock in January 1998, which resulted in net proceeds to the Company of $1,955,300. During the first nine months of 1998, the Company has used $1,939,200 of cash to fund operations, $84,600 to fund capitalized software development costs, $22,900 to purchase capital equipment and $10,100 to make payments on capital leases. The Company does not have significant capital equipment purchase commitments.

The Company's material obligations consist of: (a) a $1,000,000 non-interest bearing convertible promissory note to Medtronic, Inc. ("Medtronic") due May 2002; (b) a $2,250,000 non-interest bearing convertible subordinated promissory note to the Atlanta Cardiology Group, P.C. ("ACG") due April 2002; (c) an office lease with total future lease payments of $591,900; and (d) future lease payments due under various capital and operating leases totaling $124,500. The Company is negotiating with the promissory note holders to convert the notes to Common Stock and with the lessors to cancel the leases.

The report of the Company's independent auditors on the Company's financial statements for the year ended December 31, 1997 contains an explanatory paragraph which states that the Company's recurring losses and negative cash flow from operations raises substantial doubt about its ability to continue as a going concern. The Company is in the process of negotiating the termination or satisfaction of all its obligations, including without limitation its customer contracts and lease. In addition, the Company is in the process of negotiating agreements with Medtronic and ACG pursuant to which their promissory notes would be converted into Common Stock of the Company. There can be no assurance that the Company will be successful in terminating or satisfying all of its obligations or converting any portion of outstanding indebtedness into Common Stock. Further, there can be no assurance that the Company will be successful in selling its technology or merging with another entity. If the Company is unable to successfully complete these activities, it may be forced to seek protection under the bankruptcy laws. The Company estimates that its current cash balances will be sufficient to fund its minimal operations for the foreseeable future. However, the Company's cash balance will not be sufficient to meet its obligations unless it is able to convert outstanding indebtedness into Common Stock and reach settlements with the lessors.


                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.

As previously disclosed in the Company's Current Report on Form 8-K, dated February 27, 1998, in February 1998, Curran Partners L.P., John P. Curran and John P. Curran Retirement Trust filed a complaint in the Supreme Court of the State of New York, County of New York, naming LifeRate Systems, Inc. and certain other parties as defendants. In September 1998, the parties entered into a Settlement Agreement resolving the suit and releasing all claims.

ITEM 2.  CHANGES IN SECURITIES AND USE-OF PROCEEDS.

In September 1998, the Company issued an aggregate of 325,000 shares of Common Stock to a private third party in connection with the settlement of a claim against the Company. In October 1998, the Company issued an aggregate of 260,000 shares of Common Stock to David J. Chinsky, a former officer and director of the Company, in lieu of a cash bonus of $65,000 to which Mr. Chinsky was entitled under a prior employment agreement with the Company. Also in October 1998, the Company issued an aggregate of 200,000 shares of Common Stock to William W. Chorske, a former officer and director of the Company, in lieu of a cash bonus of $75,000 to which Mr. Chorske was entitled under a prior employment agreement with the Company. All of such issuances were made pursuant to Section 4(2) of the Securities Act of 1933, as amended. The Company did not pay any commissions in connection with the issuance of any such securities.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         ITEM NUMBER                ITEM                       METHOD OF FILING


         27.1               Financial Data Schedule            Filed herewith


(b)      Reports on Form 8-K

         The Company filed a Current Report on Form 8-k on September 10, 1998 to disclose the Company has exited its existing business, retained an investment banking firm to explore strategic options for the Company and that David J. Chinsky, its president and chief executive officer, has resigned.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.


Dated: November 13, 1998


                                          LIFERATE SYSTEMS, INC.


                                          By:/s/F.G. Hamilton
                                              ---------------
                                          F.G. Hamilton
                                          Acting Chief Executive Officer
                                          (Principal Executive Officer)


                                          By:/s/Kenneth G. Tarr
                                              -----------------
                                          Kenneth G. Tarr
                                          Acting Chief Financial Officer
                                          (Principal Financial and Accounting
                                          Officer)

                             LIFERATE SYSTEMS, INC.

                           EXHIBIT INDEX TO QUARTERLY
                              REPORT ON FORM 10-QSB
                for the Quarterly Period ended September 30, 1998



ITEM NUMBER                            ITEM                     METHOD OF FILING

27.1                 Financial Data Schedule                    Filed herewith