Form 10KSB40
period 1998-12-31
LIFERATE SYSTEMS INC
filed 1999-03-31
CIK 937251

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ---------------------
                                   FORM 10-KSB
(X) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                       or
( ) Transition Report Under Section 13 or 15(d) of the Securities Exchange Act
                                    of 1934
        (Exact name of small business issuer as specified in its charter)

                           COMMISSION FILE NO. 0-25530

                           --------------------------

                             LIFERATE SYSTEMS, INC.
        (Exact name of small business issuer as specified in its charter)

            MINNESOTA                                41-1682994
    (State of Incorporation)             (I.R.S Employer Identification No.)

                  P.O. BOX 390353
              MINNEAPOLIS, MINNESOTA                         55439-0353
     (Address of principal executive offices)                (Zip Code)

        Registrant's telephone number, including area code (612) 837-2975

             ------------------------------------------------------

        Securities registered pursuant to Section 12(b) of the Act: None
          Securities registered pursuant to Section 12(g) of the Act:
                           COMMON STOCK, NO PAR VALUE

              -----------------------------------------------------

      Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.        YES  X   NO __

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (X)

      The Registrant's revenues for the nine months ended September 30, 1998 were $384,300. The Company has adopted the liquidation basis of accounting as of October 1, 1998.

      As of March 1, 1999, 13,272,000 shares of Common Stock of the Registrant were outstanding, and the aggregate market value of the Common Stock of the Registrant as of that date (based upon the average between the closing bid and asked prices for the Common Stock on that date), excluding shares owned beneficially by executive officers, directors and greater-than-5% shareholders, was approximately $96,438.


  Transitional Small Business Disclosure Format (check one): YES ____ NO __X___

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

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

INTRODUCTION

         LifeRate Systems, Inc. (the "Company or "LifeRate") was founded in 1990 to develop a computer system that could help physicians respond to the fee discount demands from managed care organizations. Since 1990, the Company had been developing a set of software-based information products designed to enable healthcare providers to evaluate and demonstrate the quality and cost effectiveness of the medical care they deliver. The Company had been marketing these software products since late 1995. After eight years of continuing losses from operations, the Company ceased its business operations in August 1998. The Company's Chief Executive Officer resigned, and the Company reduced staff. As of March 1, 1999 the Company had one full-time employee and one part-time employee. Although the Company is continuing to service two existing customers, it is not marketing or selling its products. Accordingly, the Company does not expect to generate any meaningful amount of revenue. The Company is currently winding down its business, reducing expenses, collecting receivables and negotiating the termination or satisfaction of all of its remaining obligations. In August 1998, the Company retained Manchester Financial Group, Inc., a local investment banking firm, to explore strategic options for the Company. The Company is actively seeking buyers for its technology and merger candidates. See "Business" and "Certain Transactions."

         The Company's principal executive offices are located at 7400 Metro Boulevard, Minneapolis, Minnesota 55439, and its telephone number at that location is (612) 837-2975.

PRODUCTS

         Prior to deciding to cease its operations, LifeRate developed and marketed a set of software-based information products designed to enable healthcare providers to evaluate and demonstrate the quality and cost effectiveness of the medical care they deliver. LifeRate's product suite comprised software-based, patient-centered clinical information tools and services used to track a patient throughout the continuum of care. Data collection tools are used to populate a relational data repository that can be queried to analyze the quality and effectiveness of patient care. Using analysis and report generation tools, LifeRate and its customers are able to query the data repository on a variety of parameters, such as drug utilization, treatment effectiveness, complications, functional status, etc. In designing its products, the Company focused on two medical specialties: cardiology and asthma and allergy.

         During 1996, LifeRate completed development of its core software system, including outpatient modules for cardiovascular and asthma and allergy specialties. Although LifeRate's cardiovascular outpatient system was at one point in use by eight cardiovascular practice groups and the asthma and allergy outpatient system was at one point in use by four asthma and allergy practice groups, the Company has terminated most of these relationships and is in the process of negotiating the termination of the remainder of these relationships.

RESEARCH AND DEVELOPMENT

         The Company has in the past dedicated significant resources to research and development activities. These research and development activities consisted primarily of developing and releasing enhancements and new versions of its core software system. During 1996, LifeRate completed development of its core system, including outpatient modules for cardiovascular and asthma and allergy specialists. During 1997, research and development efforts were focused on a new release of the outpatient modules for cardiovascular and asthma and allergy, continued development of the cardiac catheterization laboratory product and development work under the agreement with National Jewish Medical and Research Center. Research and development expenses in 1998 were focused on three projects: completion of the Company's entry-level cardiac catheterization software product called CLE, completion of a new release of its asthma and allergy software and development of a new version of its core Cardiovascular Outpatient software product. The first two projects were completed and the last project was canceled when the Company ceased its business operations in August 1998. The core software has been released in three phases: Version 1.1 in February, 1996; Version 1.2 in October, 1996 and Version 1.3 in September, 1997. In addition, in January 1998, the Company released an entry-level product for use in the cardiac catheterization laboratory. The Company spent $530,300 for the nine months ended September 30, 1998, and, $1,052,400 and $4,994,700, respectively, on research and development in the years ended December 31, 1997, and 1996.

PROPRIETARY PROTECTION

         The Company relies solely on common law copyrights and trade secrets for proprietary protection of its system. LifeRate does not currently have patent protection with respect to any aspect of its system. There can be no assurance that the Company's measures to protect its proprietary information will be successful. In the absence of meaningful intellectual property protection, the Company may be vulnerable to competitors who could lawfully attempt to copy the Company's products. Moreover, there can be no assurance that other competitors may not independently develop the same or similar technology. Similarly, while LifeRate believes that it has all rights necessary to market and sell its system without infringement of intellectual property rights held by others, the Company has not conducted a formal infringement search, and there can be no assurance that such conflicting rights do not exist.

Trademarks of the Company include LifeRate Systems(TM), Cardiovascular Outpatient System(TM) and Asthma and Allergy Outpatient System(TM).

EMPLOYEES

         As of March 1, 1999, the Company had one full-time employee and one part-time employee. In addition, F.G. Hamilton, the Company's Acting Chief Executive Officer, has been retained by the Company as an independent contractor under the Retainer Agreement with Manchester Business Services, Inc.


ITEM 2.  DESCRIPTION OF PROPERTY.

         In December, 1998 the Company vacated its facilities at 7210 Metro Boulevard, Minneapolis, Minnesota 55439 and subsequently negotiated the termination of this lease. The company currently occupies a limited amount of office space at 7400 Metro Boulevard, Minneapolis, Minnesota, which is leased on a month-to-month basis at $1,100 per month.


ITEM 3.  LEGAL PROCEEDINGS.

         In February 1998, Curran Partners L.P., John P. Curran and John P. Curran Retirement Trust (collectively, the "Curran Entities") filed a complaint in the Supreme Court of the State of New York, County of New York, naming LifeRate Systems, Inc. and certain other parties as defendants. The complaint contained causes of action against the Company alleging fraud, deceit, negligent misrepresentation and other wrongdoing in connection with a private placement of Common Stock conducted by the Company in December 1995. In September 1998, the parties entered into a Settlement Agreement resolving the suit and releasing all claims.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.


ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT.

         The executive officers of the Company as of March 1, 1999 are as follows:

         NAME                    AGE        POSITION
         ----                    ---        --------

         F.G. Hamilton           62         Acting Chief Executive Officer
         Kenneth G. Tarr         42         Acting Chief Financial Officer

      F.G. HAMILTON. Mr. Hamilton has served as the Company's Acting Chief Executive Officer since August 1998. Mr. Hamilton is serving as the Company's Acting Chief Executive Officer pursuant to a Retainer Agreement between the Company and Manchester Business Services, Inc. Mr. Hamilton has served as a Senior Consultant with MBSI since January 1997. From September 1996 to March 1998, Mr. Hamilton served as President of Lake Country Incorporated, a plastic injection molding company. From November 1994 to March 1996, Mr. Hamilton served as President of Rolco Incorporated, a plastic injection molding company. From October 1993 to March 1995, Mr. Hamilton served as President of Northgate Computer Systems, Inc., a computer manufacturer. From October 1989 to October 1993, Mr. Hamilton served as President of Interlock Structures, Inc., a metal manufacturing company. In addition to serving in these positions, Mr. Hamilton has performed management consulting services for a variety of businesses. Mr. Hamilton received his Bachelor's degree in business administration from the University of Minnesota and is a graduate of the Executive Program at the Graduate School of Business at the University of Minnesota.

      KENNETH G. TARR. Mr. Tarr joined the Company as Controller in September 1997, became its Chief Financial Officer in April 1998 and has served as Acting Chief Financial Officer since August 1998. Mr. Tarr is also the Controller of Telident, Inc. Prior to joining LifeRate, Mr. Tarr was Controller at Ternes Register System from 1995 to 1997. Prior to that, Mr. Tarr was Controller at Minntech Corporation from 1990 to 1995. Mr. Tarr received his Bachelor of Science degree from the University of Minnesota and became a Certified Public Accountant in 1980.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCK HOLDER
         MATTERS.

          From January 1, 1996 to July 3, 1997, the Common Stock was traded on the Nasdaq Small Cap Market. Effective July 3, 1997, the Company's Common Stock was no longer quoted on the Nasdaq Stock Market because the Company no longer met, and currently does not meet, the minimum net tangible assets and capital and surplus requirements for continued quotation. The Common Stock currently trades in the over-the-counter market on the NASD "Electronic Bulletin Board" under the symbol "LRSI". The following table shows the high and low bid and asked prices of the Common Stock for the periods indicated as reported by Nasdaq from January 1, 1997 through July 3, 1997 and by the OTC Bulletin Board, thereafter. These quotations reflect inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

                                                          COMMON STOCK

                                                     HIGH:             LOW:
                                                     -----             ----
          1997:
          First Quarter                              3 5/8             2 1/2
          Second Quarter                             2 5/8             3/4
          Third Quarter                              2                 3/8
          Fourth Quarter                             1 3/16            3/8

          1998:
          First Quarter                              3/4               25/64
          Second Quarter                             43/64             15/64
          Third Quarter                              27/64             1/16
          Fourth Quarter                             .12               .01

          As of March 15, 1999, there were approximately 134 record holders of the Company's Common Stock.

         The Company has never paid cash dividends on the Common Stock and has no plans to pay cash dividends in the future.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

RESULTS OF OPERATIONS

         The Company ceased its ongoing business operations in the third quarter of 1998 due to continuing losses from operations. The Company's Chief Executive Officer resigned and staff was reduced to three full-time and one part-time employee. The Company is servicing existing customers but is not marketing or selling its products and does not expect to generate any revenue from new customers. The Company's activities during the fourth quarter were focused on reducing expenses, collecting receivables, and negotiating the termination or satisfaction of all its remaining obligations.

         The Company has adopted the liquidation basis of accounting as of October 1, 1998. This basis of accounting is considered appropriate when the liquidation of a company appears imminent and the net realizable value of its assets are reasonably determinable. Under this basis of accounting, assets and liabilities are stated at their net realizable value and estimated costs through the liquidation date are provided to the extent reasonably determinable.

         Revenues for the nine months ended September 30, 1998 were $384,300 compared to revenues of $620,300 for the twelve months ended December 31,1997. The decline in revenue was due to the Company's discontinuing its sales and marketing efforts in August 1998. Revenues of $126,400, or 32.9% of total revenue, were generated from Carilion Medical Center. Revenues of $79,600, or 20.7% of total revenue, were generated from Washington Heart, a cardiovascular medical center. Revenues of $72,100, or 18.8% of total revenue, were generated from Cardiovascular Provider Resources. The remaining $106,200 of 1998 revenues are related to the installation and monthly license fees generated from the Company's Cardiovascular Outpatient product.

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

         During the first quarter of 1997, the Company implemented a cost reduction program to reduce levels of expenditures and conserve cash funds. As part of this cost reduction program, the Company reduced employee head count during 1997 and 1998 to more effectively match expenses with revenues.

         Cost of revenues for the nine months ended September 30, 1998 was $457,000, compared to cost of revenues for the full year of 1997 of $782,500 The 1998 expense consists of $32,900 in amortization of software development costs, $0 of royalty expense and $424,100 of customer support expenses. Customer support expenses declined in 1998 due to reductions in employee head count which resulted in decreased payroll expenses and travel expenses.

         Cost of revenues in 1997 was $782,500, a $383,900 decrease from 1996. The 1997 expense consists of $50,500 in amortization of software development costs, $36,500 of royalty expense and $695,500 of customer support expenses. Customer support expenses declined in 1997 due to reductions in employee head count which resulted in decreased payroll expenses.

         The Company is obligated to pay royalties on future sales of its products. As described in Note 10 to the financial statements, in March 1997 the Company completed a modified agreement with Dr. Furnary. Beginning in 1999 (or sooner if the Company reaches $20,000,000 of cumulative revenues) the Company is obligated to pay royalties in the amount of 3.0% on all gross revenues (as defined in the agreement) up to $100,000,000 and, thereafter, 3.6% on all gross revenues. In March 1997, the Company also issued a convertible subordinated note to The Atlanta Cardiology Group, P.C. ("ACG") in the principal amount of $2,250,000 in exchange for the cancellation of the royalty agreement with ACG, which required the Company to pay royalties to ACG at the rate of 10% of gross sales of the Company's cardiology system and 2% of all database sales. In March, 1999, ACG converted its subordinated note into 677,710 shares of Common Stock at a conversion price of $3.32 per share. The Company incurred royalty expenses of $0, $36,500 and $46,100 in 1998, 1997 and 1996, respectively, under these agreements.

         Sales and marketing expense for the nine months ended September 30, 1998 was $422,200, compared to 1997 expense of $1,279,700. Sales and marketing expense declined from 1997 due to reductions in employee headcount which resulted in reduced payroll expenses and reduced travel expense.

         Sales and marketing expense in 1997 was $1,279,700, a $458,300, or 26.4% decrease from 1996 expense of $1,738,000. During 1995, Clinical Sales and Service, Inc. ("CSSI") provided substantially all of the Company's sales, marketing and clinical support functions. During the first quarter of 1996, the employees of CSSI became employees of the Company. Sales and marketing expense declined in 1997 compared to 1996 as a result of the cost reduction program described above and one-time costs associated with the integration of CSSI in 1996.

         Research and development expenses in 1998 were focused on three projects: completion of the Company's entry-level cardiac catheterization software product called CLE, completion of a new release of its asthma and allergy software and development of a new version of its core Cardiovascular Outpatient software product. The first two projects were completed and the last project was canceled when the Company ceased its business operations in August 1998. Expenses for the nine months ended September 30, 1998 totaled $530,300 compared to 1997 expenses of $1,052,400. Expenses decreased during 1998 due to reductions in employee head count which resulted in lower payroll expense. This was partially offset by increased consulting expenses related to the development of the new version of the Cardiovascular Outpatient product. The Company does not have any research and development employees at December 31, 1998 and does not plan to commit any further resources to future development of its products.

         During 1997, research and development efforts were focused on a new release of the Outpatient modules for cardiovascular and asthma and allergy, continued development of the cardiac catheterization laboratory product and development work under the agreement with National Jewish Medical and Research Center. Research and development expenses in 1997, which consist primarily of payroll and related benefit expenses, totaled $1,052,400, a decrease of $3,942,300 or 78.9% from 1996. The reduction in expenses was due to the cost reduction program described above and one-time expenses incurred in 1996 of $3,174,000. The one-time expenses in 1996 mainly reflects the costs to cancel a royalty agreement with ACG and to modify a royalty agreement with Dr. Furnary. The Company issued a $2,250,000 convertible subordinated note to ACG in exchange for canceling the ACG agreement and in consideration for the prior development and implementation work provided by ACG. In connection with the modification of the royalty agreement with Dr. Furnary, the Company granted Dr. Furnary options to purchase shares of common stock for services rendered. The fair value of these options at the date of grant using a Black-Scholes option pricing model was $924,000. These two transactions resulted in additional research and development expenses of $3,174,000 in 1996.

         The Company capitalizes software development costs in accordance with the provisions of Financial Accounting Standards Board ("FASB") Statement No.
86. In 1997, the Company capitalized $28,600 of development costs related to development of the Company's CLE product, an entry-level cardiac catheterization laboratory product that was released for sale in January 1998. During the first six months of 1998 the Company capitalized $84,600 of development costs for the completion of the CLE product and the new release of the allergy and asthma outpatient product. In the fourth quarter of 1998, the Company wrote off the unamortized balance of development costs of $82,800. The Company is currently seeking a buyer for its software technology.

         General and administrative expenses for the nine months ended September 30, 1998 were $1,348,100 in 1998, compared to 1997 expenses of $2,402,500. The decrease was due to reductions in employee head count which resulted in lower payroll expense and travel expenses; lower professional services fees, lower recruiting expenses and lower depreciation expense. These decreases were partially offset by increased bad debt expense.

         General and administrative expenses were $2,402,500 in 1997, a decrease of $443,200 or 15.6% from 1996. The decrease was due to the cost reduction program described above and several one-time expenses incurred in 1996. One-time expenses incurred in 1996 include $181,000 for the cancellation penalty on a lease for new office space, $190,000 to settle a lawsuit brought by a former officer of the Company, $50,000 to settle a lawsuit brought by a former employee and increased legal fees of $133,100 related to the former items and the management change completed in the second quarter of 1996.

         Interest income for the nine months ended September 30, 1998 and the twelve months ended December 31, 1997 and 1996 was $52,600, $34,000 and $261,900, respectively. These changes in interest income primarily reflect increases and decreases in the Company's cash balances during the respective years, as the Company completed significant financings in December 1995/January 1996, November 1997 and January 1998.

         Interest expense for the nine months ended September 30, 1998 and the twelve months ended December 31, 1997 and 1996 was $31,200, $299,300 and $6,300, respectively. The increase in 1997 was due to interest expense accrued on the convertible notes issued in 1997. These notes were renegotiated in November 1997 and became non-interest bearing notes.

         The extraordinary item of $200,000 in 1997 relates to the restructuring of the Company's convertible notes payable as described under "Liquidity and Capital Resources". The extraordinary item represents $200,000 of interest payable that was forgiven.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations since inception primarily through private and public placement of Common Stock, and, secondarily from revenues. During 1997 and 1998, the Company needed additional financing to fund operations.

         In May 1997, the Company issued a convertible promissory note in the principal amount of $1,000,000 to Medtronic, Inc., a shareholder of the Company with a representative that serves on the Company's Board of Directors. Under the original terms of the note, interest was at the prime rate, principal was due upon the earlier of completion of an equity financing raising at least $5,000,000 or November 30,1997, and was convertible, at the option of the holder, into Common Stock at a conversion price equal to the lower of $2.00 or the average per share price in one or more rounds of equity financing raising gross proceeds of at least $5,000,000. In addition, the Company granted Medtronic a warrant to purchase 100,000 shares of Common Stock exercisable at the same price as the conversion price on the note. In connection with the November 1997 equity financing described below, the Medtronic note was amended to provide that no interest will accrue thereunder and accrued interest will be forgiven, principal will not become due until May 2002 and the conversion price of the note is $1.50 per share. The warrant was also amended to change the conversion price to $.50 per share. In March 1999, the Company paid $62,000 of principal under the Medtronic note and Medtronic converted the remaining principal balance of $938,000 into 625,333 shares of Common Stock at a conversion price of $1.50 per share.

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

         In November 1997, the Company entered into a securities purchase agreement whereby the Company agreed to sell up to 9,000,000 shares of Common Stock at prices ranging from $.50 to $.56 per share and warrants to purchase up to 9,000,000 shares of Common Stock at an exercise price of $1.50 per share. In November 1997, 4,290,000 shares of Common Stock were sold under the agreement resulting in net proceeds to the Company of $1,964,400. The agreement provided that if the Company fulfilled certain conditions by January 15, 1998, the Company would issue up to an additional 4,500,000 shares of Common Stock and warrants. The Company satisfied the conditions and in January 1998 sold an additional 4,000,000 shares of Common Stock and warrants under the agreement resulting in additional net proceeds to the Company of $1,955,300.

         At December 31, 1998, the Company had $704,900 in cash and cash equivalents, a $59,300 decrease from December 31, 1997. For the nine months ended September 30, 1998, the Company used $1,939,200 to fund operations, $23,800 to purchase furniture and equipment and $84,600 to fund capitalized software development costs.

         The Company does not have any commitments to purchase additional equipment.

         The Company estimates that its current cash balances will not be sufficient to fund the limited operations of the Company through the end of 1999. The Company is presently seeking a buyer for the Company and/or its software technology. There can be no assurance that the Company will be able to find a buyer for the Company or its technology on satisfactory terms.

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

         The Company has ceased its business operations and does not believe the Year 2000 problem will materially impact its business, financial condition or results of operations.


ITEM 7.   FINANCIAL STATEMENTS.

          The following Financial Statements and Independent Auditors' Report thereon are included herein on the pages indicated:

Financial Statements:                                                                                   Page
---------------------                                                                                   ----

Report of Independent Auditors...................................................................        20

Statement of Net Liabilities in Liquidation as of December 31, 1998..............................        21

Balance Sheet as of December 31, 1997 (Going Concern Basis)......................................        22

Statement of Changes in Net Liabilities in Liquidation for the period October 1, 1998 through
December 31, 1998................................................................................        23

Statements of Operations for the nine months ended September 30, 1998 and the years ended
December 31, 1997 and 1996 (Going Concern Basis).................................................        24

Statements of Shareholders' Equity (deficit) for the nine months ended September 30, 1998
and the years ended December 31, 1997 and 1996 (Going Concern Basis)..............................        25

Statements of Cash Flow for the three months ended December 31, 1998 (liquidation basis) and for the nine months ended September 30, 1998 and the years ended December 31, 1997 and 1996
(Going Concern Basis)............................................................................        26

Notes to Financial Statements....................................................................        27


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

(a)      DIRECTORS OF THE REGISTRANT

         The directors of the Company as of March 15, 1999 are as follows:

         NAME                      AGE    POSITION
         ----                      ---    --------

         Mark W. Sheffert          51     Director and Chairman of the Board
         Daniel A. Pelak           47     Director
         Mark D. Dixon             33     Director
         Robert N. Riner, M.D.     50     Director

         MARK W. SHEFFERT. Mr. Sheffert became a director and Chairman of the Board of the Company in January 1998. Mr. Sheffert has over 25 years of financing and financial services experience. He is the founder of Manchester Companies, Inc. ("MCI") whose business is investment banking, corporate restructuring, management consulting and commercial finance. Before founding MCI, Mr. Sheffert was a senior executive with First Bank System, a $28 billion bank holding company where he served in various high-level management capacities and was eventually named one of two President's of First Bank System. Before joining First Bank System, Mr. Sheffert was Chief Operating Officer and Director of North Central Life Insurance Company. Mr. Sheffert serves and has served on the Board of Directors of several public companies, including Telident, Inc. and Medical Graphics Corporation, privately held corporations, and community organizations. Mr. Sheffert is the designee of Special Situations Fund elected to the Board, as required by the November 14, 1997 Purchase Agreement. See "Certain Transactions -- November 1997 Equity Financing."

         DANIEL A. PELAK. Mr. Pelak has been a director of the Company since January 1996. Mr. Pelak is currently a Vice President of Medtronic, Inc., a multi-national medical device manufacturer. He has been with Medtronic, Inc. since 1976 and has held several key managerial positions. Mr. Pelak served as the Vice President and General Manager of the Nortech Division of Medtronic from 1988 to 1992, and he is currently Vice President of Cardiovascular Marketing at Medtronic. Mr. Pelak was elected to the Board as the designee of Medtronic. See "Certain Transactions."

         MARK D. DIXON. Mr. Dixon became a director of the Company in April 1998. He is the Administrator of Abbott Northwestern Hospital. Mr. Dixon began his career with Abbott Northwestern Hospital in 1984 serving as Operations Vice President and as Executive Director of the Sister Kenny Institute. His responsibilities have included planning, marketing, operations and overall direction for the Cardiovascular, Rehabilitation, Neuroscience and Dialysis programs, as well as numerous other ancillary departments and services. Mr. Dixon received a Bachelor of Science Degree from the University of Minnesota in 1978 and a Master's Degree in Hospital and Health Care Administration in 1984 from the University of Minnesota.

         RONALD N. RINER, M.D. Dr. Riner became a director of the Company in April 1998. Dr. Riner is president of the Riner Group, Inc., an advisory and consulting firm he founded in 1980. Dr. Riner currently serves as a member of the Executive Management Team of the American College of Cardiology and is responsible for business development and vendor relations in the College's efforts at instituting a national data repository for clinical outcomes. A graduate of Princeton University, Dr. Riner attended Cornell University Medical College and received his internship and residency training at The New York Hospital/Memorial Sloan Kettering Cancer Center.

         During 1998, the Board of Directors met seven times and took action by written consent three times. All of the nominees attended more than 75% of the meetings of the Board that occurred while they were members of the Board.

         During 1998, the committees of the Board consisted of the Audit Committee and the Compensation Committee. During 1998, neither Committee met or took action by written consent.

         On January 21, 1998, the Board of Directors reconstituted the Audit Committee of the Board of Directors to consist solely of Mark W. Sheffert and Daniel A. Pelak, who will act as Chairman of the Audit Committee. In addition, the Board of Directors established a Compensation Committee, which has the responsibility for making recommendations to the Board of Directors concerning the compensation of the Company's directors, determining compensation for the Company's Chief Executive Officer and approving compensation for senior management of the Company and acting on such other matters relating to compensation of directors, officers and senior management. The Compensation Committee is currently comprised of Mark D. Dixon and Dr. Robert N. Riner.

         Prior to 1998, the Company did not pay fees to directors of the Company. Beginning in 1998, the Company paid Mr. Dixon and Dr. Riner $500 for each Board meeting attended. The Company generally reimburses directors of the Company for out-of-pocket expenses incurred while attending Board or committee meetings.

(b)      EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information concerning Executive Officers of the Company is included in this Report under Item 4A, "Executive Officers of the Registrant".

(c) COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who beneficially own more than 10% of the Company's Common Stock, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Directors, executive officers and greater than 10% shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company during the year ended December 31, 1998, the Company's directors, executive officers and greater than 10% shareholders complied with all applicable Section 16(a) filing requirements.


  ITEM 10.  EXECUTIVE COMPENSATION.

         The following table sets forth the total compensation for each of the last three fiscal years awarded to or earned by the Chief Executive Officer of the Company and each executive officer of the Company whose total compensation exceeded $100,000 in 1998 (the "Named Executive Officers").

SUMMARY COMPENSATION TABLE

                                                                                               LONG TERM
                                                       ANNUAL COMPENSATION                   COMPENSATION
                                       --------------------------------------------------    -------------
                                                                             OTHER ANNUAL                     ALL OTHER
                                                                            COMPENSATION      SECURITIES     COMPENSATION
                                                                            -------------     UNDERLYING     ------------
NAME AND PRINCIPAL POSITION             YEAR      SALARY        BONUS            (4)            OPTIONS           (5)
---------------------------             ----      ------        -----            ---            -------           ---

F.G. Hamilton (1)                      1998        $40,000        --              --               --              --
    ACTING CHIEF EXECUTIVE OFFICER

David J. Chinsky (2)                   1998       $180,000   $100,000 (3)       $25,433             --           3,431
    FORMER PRESIDENT AND CHIEF         1997        $78,750   $108,000           $11,258        650,000              --
    EXECUTIVE OFFICER

------------------------

(1) The services of Mr. Hamilton as Acting Chief executive Officer are provided through a Retainer Agreement between the Company and Manchester Business Services, Inc. ("MBSI"), pursuant to which the Company pays MBSI a monthly fee of $10,000. see "Certain Transactions - Manchester Companies."

(2) David J. Chinsky served as President and Chief Executive Officer from August 1997 through August 1998.

(3) Such bonus was paid as follows: $35,000 in cash and 260,000 shares of Common Stock (which had a fair market value at the time of issuance equal to $65,000).

(4) "Other Annual Compensation" paid to Mr. Chinsky is comprised of an apartment, car and travel allowance.

(5) "All Other Compensation" paid to Mr. Chinsky is comprised entirely of matching contributions to the Company's 401(k) plan.

OPTION GRANTS AND EXERCISES IN 1997

         No options were granted to or exercised by the Named Executive Officers in 1998. The following table provides information as of December 31, 1998 as to the value of options held by each of the Named Executive Officers.


AGGREGATED OPTION EXERCISES IN
LAST FISCAL YEAR AND FY-END OPTION VALUES

                                NUMBER OF UNEXERCISED                       VALUE OF  UNEXERCISED  IN-THE-MONEY
                                OPTIONS AT FY-END (#) (1)                   OPTIONS AT FY-END ($)(2)
                                -------------------------                   ------------------------
NAME                            (EXERCISABLE/UNEXERCISABLE)                 (EXERCISABLE/UNEXERCISABLE)
----                            -------------------------------------       -------------------------------------

F.G. Hamilton                                    0/0                                        $0/0
David J. Chinsky                              216,666/0                                     $0/0

------------------------

(1) The exercise price may be paid in cash or, in the Stock Option Committee's discretion, in shares of the Company's Common Stock valued at fair market value on the date of exercise.

(2) Based on the closing bid price on December 31, 1998 of $0.011, as reported by the OTC Bulletin Board.


EMPLOYMENT AND SEPARATION AGREEMENTS

         CHINSKY EMPLOYMENT AGREEMENT. In August 1997, the Company and David J. Chinsky entered into an employment agreement, which provided for the employment of Mr. Chinsky as the Company's President and Chief Executive Officer. The agreement had an initial term of one year and terminated in August 1998. The agreement provided for an annual base salary of $225,000 with a guaranteed payment of a first year bonus of $100,000. The Company also agreed to pay Mr. Chinsky $108,000 in February 1998 for a bonus that Mr. Chinsky would have otherwise received from previous employment, provided that the Company successfully completed an equity financing. In addition, the Company granted Mr. Chinsky options to purchase an aggregate of 300,000 shares of Common Stock at an exercise price of $.50 per share, which vest over a period of three years. The Company also agreed to grant Mr. Chinsky options to purchase additional shares of Common Stock such that after any equity financings completed within Mr. Chinsky's first year of employment he will have been granted options covering a total number of shares of Common Stock equal to 7.84% of the number of outstanding shares of Common Stock. The agreement required Mr. Chinsky to assign to the Company any inventions related to the Company's business and to keep the Company's proprietary information confidential. Mr. Chinsky is also prohibited from competing with the Company for a period of two years following termination of his employment with the Company.

         In connection with the closing of the November, 1997 equity financing, Mr. Chinsky's employment agreement was amended to provide that: (a) the transactions contemplated by the November 1997 equity financing did not constitute a "change in control," as defined in the employment agreement; (b) bonuses payable to Mr. Chinsky will be payable, at the option of the Company, in cash or shares of Common Stock; (c) the payment of a certain bonus in the amount of $108,000 was accelerated and paid in November 1997, (d) all prior stock options granted to Mr. Chinsky were canceled and Mr. Chinsky was granted a replacement option to purchase 650,000 shares of Common Stock at an exercise price of $.50 per share, and (e) Mr. Chinsky waived his right to receive any additional options upon completion of the November 1997 equity financing. See "Certain Transactions."

         In August 1998, the Company entered into a Separation Agreement with David J. Chinsky, the former President and Chief Executive Officer and a director of the Company, pursuant to which the Company agreed to provide Mr. Chinsky with certain payments and benefits, including (a) payment of Mr. Chinsky's base salary through August 31, 1998, (b) payment of $15,000 per month through October 31, 1998, (c) payment of the $100,000 cash bonus required under his Employment Agreement, $35,000 of which was paid in cash and the remaining $65,000 paid by issuing 260,000 shares of the Company's Common Stock, and (d) continuation of health and dental insurance coverage until October 31, 1998. The Company and Chinsky also agreed that with respect to a stock option to purchase 650,000 shares of Common Stock, 216,666 shares have vested and such option will remain exercisable through August 26, 2003, even though Chinsky will not continue to be employed by the Company.

         CHORSKE EMPLOYMENT AGREEMENT. Effective May 1, 1996, the Company and William W. Chorske entered into a one-year employment agreement, which provided for the employment of Mr. Chorske as the Company's President and Chief Executive Officer. The agreement provided for an annual base salary of $250,000. In addition, the Company granted Mr. Chorske an option to purchase 61,667 shares of Common Stock at a price of $9.375 per share, which became exercisable in full upon completion of one year of employment. In March 1997, this option was replaced with an option to purchase 52,417 shares exercisable at $3.00 per share. Mr. Chorske was also entitled to receive a bonus under the agreement equal to $150,000 because the exercise price of the options was greater than the fair market value of the Company's Common Stock at the time of termination of his employment. Mr. Chorske has agreed to accept cash payments of $75,000 and restricted stock with a fair market value of $75,000 as payment of this obligation. In consideration for his service as a director, the Company also granted Mr. Chorske an option under the Company's 1993 Stock Option Plan to purchase 13,333 shares of Common Stock at price of $9.375, exercisable with respect to one-third of such shares and will become exercisable with respect to one-third of such shares on each of the first two anniversaries of his election as a director, provided that Mr. Chorske remains a director of the Company. The agreement also required Mr. Chorske to assign to the Company any inventions related to the Company's business and to keep the Company's proprietary information confidential. Mr. Chorske was prohibited from competing with the Company for a period of two years following termination of his employment with the Company. Mr. Chorske's employment and positions as President and Chief Executive Officer ended April 30, 1997, and he resigned as a director in November 1997. In connection with the November 1997 equity financing Mr. Chorske agreed to cancel all outstanding options except that he retained options to purchase 10,000 shares at $1.00 per share.

  ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth information regarding the beneficial ownership of the Common Stock of the Company as of March 31, 1999, unless otherwise indicated, by (a) each shareholder who is known by the Company to own beneficially more than 5% of the outstanding Common Stock, (b) each director,
(c) each of the Named Executive Officers and (d) all directors and executive officers of the Company as a group.

                                                                        SHARES OF COMMON STOCK
NAME                                                                    BENEFICIALLY OWNED (1)
------------------------------------------------------------------      ------------------------------------------
                                                                        AMOUNT                PERCENT OF CLASS (2)
                                                                        ------                --------------------

Miller, Johnson & Kuehn............................................         5,512,805 (3)              37.8%

Special Situations Funds...........................................         5,000,000 (4)              25.5%

John R. Albers.....................................................         1,288,333 (5)               8.5%

Aaron Boxer Rev. Trust.............................................           885,000 (6)               5.9%

Medtronic Inc......................................................         1,325,333 (7)               9.0%

F.G. Hamilton......................................................                 0                     *

Daniel A. Pelak....................................................                 0 (8)                 0

Mark W. Sheffert...................................................                 0                     0

Mark D. Dixon......................................................                 0                     0

Robert N. Riner....................................................                 0                     0

David J. Chinsky...................................................           476,666 (9)               3.2%

All directors and executive
officers as a group (5 persons)                                                     0 (8)                 0

------------------------
*        Less than 1% of the outstanding shares

(1) Unless otherwise noted, all of the shares are held by individuals possessing sole voting and dispositive power with respect to the shares shown. Shares not outstanding, but deemed beneficially owned by virtue of the right of a person or member of a group to acquire them within 60 days, are treated as outstanding only when determining the amount and percent owned by such person or group.

(2)      Based upon 14,575,043 outstanding shares of Common Stock as of March
         31, 1999.

(3) As set forth in a Schedule 13D filed with the Securities and Exchange Commission on December 28, 1998, this amount consists of: (i) 462,200 shares of Common Stock held by David B. Johnson; (ii) 1,880,000 shares of Common Stock held by Betty Johnson; (iii) 400,000 shares of Common Stock held by the Johnson Family Foundation; (iv) 28,355 shares of Common Stock held by Eldon C. Miller; (v) 1,321,400 shares of Common Stock held by Anne W. Miller; (vi) 1,388,715 shares of Common Stock held by Paul R. Kuehn; (vii) 1,040,300 shares of Common Stock held by Stanley D. Rahm; (viii) 304,305 shares of Common Stock held by Jeffrey
         D. Rahm; (ix) 304,305 shares of Common Stock held by Susan Rahm; and
         (i) 35,800 shares of Common Stock held by the Mary Ann Rahm Trust.

(4) As set forth in a Schedule 13D/A filed with the Securities and Exchange Commission on January 8, 1999, this amount consists of: (i) 2,000,000 shares of Common Stock issuable to Special Situations Private Equity Fund, L.P. pursuant to outstanding warrants; (ii) 2,200,000 shares of Common Stock issuable to Special Situations Fund III, L.P. pursuant to outstanding warrants; and (iii) 800,000 shares of Common Stock issuable to Special Situations Cayman Fund, L.P. pursuant to outstanding warrants. Austin W. Marxe and David M. Greenhouse, principals of the investment advisors to the Funds, are deemed to beneficially own the securities held by the Funds as reported herein The address of Special Situations Funds is 153 East 53rd Street, 51st Floor, New York, New York 10022.

(5) Based upon records available to the Company, such shares include 638,333 shares that Mr. Albers has the right to acquire within 60 days pursuant to the exercise of warrants. Mr. Albers' address is 3825 Gillon Avenue, Dallas, Texas 75205.

(6) Based upon records available to the Company, such shares include 427,500 shares that the Aaron Boxer Rev. Trust has the right to acquire within 60 days pursuant to the exercise of warrants. The address of the Aaron Boxer Rev. Trust is 7287 Sidonia Court, Boca Raton, Florida 33433.

(7) Includes 100,000 shares that Medtronic, Inc. has the right to acquire within 60 days pursuant to the exercise of warrants. The address of Medtronic, Inc. is 7000 Central Avenue, N.E., Minneapolis, Minnesota 55432.

(8) Does not include any shares beneficially owned by Medtronic, Inc. Mr. Pelak is an employee of Medtronic and its designee for election to the Board of Directors.

(9) Includes 216,666 shares that Mr. Chinsky has the right to acquire within 60 days pursuant to the exercise of stock options.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

MANCHESTER COMPANIES

         On August 20, 1998, the Company entered into an Engagement Agreement with Manchester Financial Group, Inc. ("MFGI"), an affiliate of Manchester Companies, Inc. ("MCI"). Mark W. Sheffert, the Chairman of the Board of Directors of the Company, is the Chairman of the Board, Chief Executive Officer and controlling shareholder of MCI. For this reason, the Engagement Agreement and the Retainer Agreement described below were approved by the disinterested members of the Company's Board of Directors. Under the Engagement Agreement, the Company has retained MFGI for a minimum period of six months as the Company's exclusive agent to assist it with a merger, sale, exchange, combination or any similar transaction related to the Company. After the initial six-month term, the term of the Agreement will be month-to-month until the Company provides MFGI with written 30-day notice of termination. In the event of a financing, sale, exchange or other disposition of all or a material (more than 25%) portion of the Company, whether accomplished by a sale of assets or stock, by or through the Company and/or its shareholders, or a merger, tender or exchange offer, joint venture equity investment or recapitalization, or any other transaction, the effect of which is to change the control or ownership of the Company, MFGI will be entitled to an accomplishment fee based on a percentage of the total consideration of the transaction. In addition, the Company has agreed to pay MFGI a monthly retainer of $10,000 for the term of the Agreement and to reimburse MFGI for all reasonable out-of-pocket expenses incurred on behalf of the Company. The retainer would be credited against any success fee.

         On August 22, 1998, the Company entered into a Retainer Agreement with Manchester Business Services, Inc. ("MBSI"), an affiliate of MCI. Under the Retainer Agreement, the Company retained MBSI to provide an interim Chief Executive Officer and to oversee the wind-down of the Company's operations pending the sale of the business. F.G. Hamilton, the Company's Acting Chief Executive Officer, is an associate of MBSI and is serving as the Company's Acting Chief Executive Officer under the Retainer Agreement. The term of the Retainer Agreement is month-to-month unless terminated in writing upon 30 days notice by either party. In exchange for such services, the Company has agreed to pay MBSI a monthly fee in the amount of $10,000 and reimburse MBSI for all reasonable out-of-pocket expenses.

NOVEMBER 1997 EQUITY FINANCING

         On November 14, 1997, the Company entered into the Purchase Agreement with Special Situations Private Equity Fund, L.P., Special Situations Cayman Fund, L.P., Special Situations Fund III, L.P. (collectively, the "Funds") and the other purchasers named in the Purchase Agreement (the Funds and such other purchasers are collectively referred to herein as the "Purchasers"), pursuant to which the Company agreed to sell up to 9,000,000 shares of Common Stock of the Company at prices ranging from $.50 to $.56 per share and warrants to purchase up to 9,000,000 shares of Common Stock, as well as an additional 104,000 shares of Common Stock and warrants to purchase 104,000 shares of Common Stock for cancellation of certain indebtedness. The warrants are exercisable for a period of ten years at a price of $1.50 per share, subject to adjustment as provided in the warrants. The first closing under the Purchase Agreement was held on November 14, 1997, at which the Company sold an aggregate of 2,500,000 shares of Common Stock at a price of $.50 per share and issued warrants to purchase an aggregate of 2,500,000 shares of Common Stock to the Funds for an aggregate purchase price of $1,250,000 and an aggregate of 104,000 shares of Common Stock and warrants to purchase an aggregate of 104,000 shares of Common Stock for the cancellation of $52,000 of indebtedness (the "First Closing"). An interim closing was held on November 21, 1997 (the "Interim Closing"), at which the Company sold an additional 1,790,000 shares of Common Stock at a price of $.56 per share and issued warrants to purchase an aggregate of 1,790,000 shares of Common Stock to purchasers other than the Funds for an aggregate purchase price of $1,002,400.

         The Purchase Agreement also provided that, in the event the Company fulfilled certain conditions by January 15, 1998 (the "Second Closing Conditions"), the Company would issue up to an additional 4,500,000 shares of Common Stock and warrants to purchase 4,500,000 shares of Common Stock at a purchase price of between $.50 and $.56 per share on or before January 31, 1998 (the "Second Closing"). The Second Closing Conditions included (a) the approval by the shareholders of the Company of an amendment to the Company's Amended and Restated Articles of Incorporation to increase the total number of authorized shares of Common Stock to an aggregate of 75,000,000 and (b) the attainment by the Company no later than January 15, 1998, of the following milestones: (i) the Company's net revenues derived from the sale of existing or new systems during the period from October 1, 1997 through January 15, 1998, must be at least $200,000; (ii) the Company must have executed letters of intent and/or sales contracts, each with a minimum value of $5,000, with at least five new (excluding current or previous) customers for the sale of any existing or new systems during the period from October 1, 1997 through January 15, 1998; and
(iii) the Company must have made generally available for sale a commercially marketable entry level cardiac catheterization laboratory product designed to support the data requirements of the American College of Cardiology, with a sales price range of $5,000 to $15,000.

         The Company satisfied the Second Closing Conditions and a second closing was held on January 30, 1998 (the "Second Closing"), at which the Company sold an aggregate of 2,500,000 shares of Common Stock at a price of $.50 per share and issued warrants to purchase an aggregate of 2,500,000 shares of Common Stock to the Funds for an aggregate purchase price of $1,250,000 and sold an aggregate of 1,500,000 shares of Common Stock at a price of $.56 per share and issued warrants to purchase an aggregate of 1,500,000 shares of Common Stock to purchasers other than the Funds for an aggregate purchase price of $840,000. Immediately after the Second Closing, the Funds beneficially owned approximately 57% of the Company's issued and outstanding Common Stock.

         As a condition to the First Closing, the Company's Board of Directors was reduced from ten directors to five directors, and all of the non-employee directors of the Company, other than Daniel A. Pelak and Kevin L. Roberg, resigned from the Board. In addition, all of the non-employee directors of the Company agreed to cancel all of their outstanding options and warrants to purchase shares of Common Stock held by them (except for certain options to purchase an aggregate of 236,333 shares held by APF, LLC ("APF") and Dr. Furnary and options to purchase 10,000 shares, exercisable at $1.00 per share, held by each of William W. Chorske and William D. Knopf,

M.D.). Under the Purchase Agreement, the Company has also agreed, so long as the Purchasers own or have the right to acquire at least 20% of the then outstanding shares of Common Stock, that (a) the Company must maintain the number of directors who constitute the Board of Directors at five; (b) so long as the Funds own at least 2.5% of the then outstanding shares of Common Stock, the Company must maintain on the Board of Directors one director nominee to be designated by the Funds; and (c) for a period of three years from the date of the Purchase Agreement, the Company must maintain on the Board of Directors one director nominee to be designated by Miller Johnson & Kuehn, Incorporated ("MJK"), which nominee is to be mutually acceptable to the company and MJK (the "MJK Director"). The Funds have designated Mr. Mark W. Sheffert as their nominee to the Board. MJK has not designated its nominee to the Board as of the date hereof.

         The Company agreed to a number of covenants under the Purchase Agreement. So long as the Purchasers own or have the right to acquire at least 20% of the outstanding shares of Common Stock of the Company, the Company has agreed not to do any of the following without the consent of the Funds and the MJK Director: (a) sell Common Stock or any rights or securities convertible into or exercisable or exchangeable for Common Stock at a purchase, exercise or conversion price, as the case may be, of less than $1.00 per share of Common Stock for a period of three years from the date of the Purchase Agreement; (b) issue any securities senior to the Common Stock; (c) effect any reclassification, capital reorganization or other change of outstanding shares of capital stock of the Company; (d) merge, consolidate or enter into any other business combination of the Company with or into another entity (other than a merger of a wholly owned subsidiary, in which merger the Company shall be the surviving entity); (e) sell, lease or otherwise dispose of all or substantially all of its assets; or (f) liquidate, dissolve or wind-up the Company.

         As further conditions to the First Closing, the Company amended certain agreements between the Company and certain officers, directors and affiliated entities. These amendments are described above and under the heading "Executive Compensation -- Employment and Separation Agreements."

         In December 1998, the Funds sold all of their shares to certain principals of and other persons affiliated with MJK.

NON-EMPLOYEE DIRECTOR LOANS

         In October 1997, eight of the Company's then non-employee directors loaned the Company $5,775, an aggregate of $46,200 in order for the Company to continue operations pending completion of the November 1997 equity financing. The Company repaid a total of $40,425, without interest, to seven of these non-employee directors from the proceeds of the November 1997 equity financing, and the balance of $5,775 owed to Mr. Wegmiller was converted into 11,550 shares of Common Stock at a price of $.50 per share.

AGREEMENTS WITH MEDTRONIC, INC.

         In May 1997, the Company issued a convertible promissory note in the principal amount of $1,000,000 (the "Medtronic Note") to Medtronic, Inc. ("Medtronic"), a principal shareholder of the Company with a representative that serves on the Company's Board of Directors. As originally issued, the Medtronic Note accrued interest at the prime rate. Under its original terms, the Medtronic Note would have become due upon the earlier of the completion by the Company of an equity financing raising gross proceeds of at least $5,000,000 or November 30, 1997, and was convertible, at the option of Medtronic, into Common Stock at a conversion price equal to the lower of $2.00 or the average per share price in one or more rounds of equity financing raising gross proceeds to the Company of at least $5,000,000. At the time of issuance of the original Medtronic Note, the Company granted Medtronic a warrant to purchase 100,000 shares of Common Stock, exercisable at the same price as the conversion price of the Medtronic Note (the "Medtronic Warrant"). Under the original terms of the Medtronic Note, the Company would have been obligated to grant an additional warrant to purchase a number of shares of Common Stock equal to 5% of the principal amount of the Medtronic Note if the note was not paid by November 30, 1997 and an additional warrant to purchase a number of shares of Common Stock equal to 5% of the principal amount of the Medtronic Note if the note was not paid by February 28, 1998. In connection with the November 1997 equity financing, the Medtronic Note was amended to provide that: (a) no interest will accrue thereunder and accrued interest will be forfeited; (b) principal will not become due until May 12, 2002; (c) the conversion price of the Medtronic Note is $1.50 per share; and (d) the Company will not be obligated to issue any additional warrants to Medtronic under the Medtronic Note. The Medtronic Warrant was also amended to provide that the exercise price is $.50 per share and that there was no other adjustment to the exercise price or the number of shares covered by the Medtronic Warrant as a result of the November 1997 equity financing. In March 1999, the Company paid $62,000 of principal under the Medtronic Note, and Medtronic converted the remaining principal balance under the Medtronic Note into 625,333 shares Common Stock of the Company at a conversion price of $1.50 per share.

         On December 26, 1995, the Company entered into an Investment Agreement and a License and Development Agreement with Medtronic and a Shareholder Voting Agreement with Medtronic and certain shareholders of the Company. Pursuant to the Investment Agreement, the Company privately sold to Medtronic 600,000 shares of Common Stock at a price of $8.00 per share for a total price of $4.8 million. The Company granted to Medtronic certain rights of first refusal to purchase capital stock and assets of the Company and to develop or commercialize the Company's technology in one or more fields other than the cardiovascular and neurological fields, certain rights to have shares of the Company held by Medtronic and certain assignees of Medtronic registered for sale to the public and the right to designate one person to be nominated and elected to the Board of Directors of the Company. Daniel A. Pelak, a Vice President of Medtronic, was elected to the Company's Board in January 1996 as Medtronic's designee under this agreement. Pursuant to the License and Development Agreement, the Company granted to Medtronic a 30-year world-wide, fully paid, royalty free license granting Medtronic certain rights relating to the sale and use of the Company's system in the cardiovascular and neurological fields. In addition, the Company agreed to install the Company's system at certain clinical sites specified by Medtronic on a preferred pricing basis, to install the system at one site specified by Medtronic at no cost to Medtronic and to engage with Medtronic in certain joint development of products and systems. Under the Shareholder Voting Agreement, officers of the Company who are parties to the agreement, including Paul D. Benson, agreed to vote their shares of Common Stock of the Company for the person designated by Medtronic to be a member of the Board of Directors of the Company. In connection with the November 1997 equity financing, Medtronic waived the restrictions on registration rights contained in the Investment Agreement, waived its right of first refusal to purchase securities in the November 1997 equity financing, agreed not to exercise and to otherwise waive any of its registration rights until January 1, 2000, waived its superior position with respect to an underwriter's cutback of piggyback registration rights and waived its right of first refusal on the sale of the Company in certain circumstances.

AGREEMENTS WITH FURNARY AND APF, LLC

         In July 1995, the Company entered into an agreement with Anthony P. Furnary, M.D., an advisor to the Company at the time, and APF, an entity owned by Dr. Furnary under which the Company acquired certain software developed by Dr. Furnary and agreed to pay royalties to Dr. Furnary initially equal to 7.5% of gross revenues. Dr. Furnary also received an option to purchase 26,000 shares of Common Stock at an exercise price of $4.50 per share. During 1995, 1996 and 1997, the Company paid approximately $81,000 in royalties under this agreement to Dr. Furnary. In March 1997, the Company and Dr. Furnary entered into an agreement modifying the July 1995 agreement. Under the terms of the modified agreement, beginning in 1999 the Company will pay royalties in the amount of 3% on all gross revenues (as defined in the agreement) up to $100,000,000, and thereafter, 3.6% on all gross revenues. The existing royalty rate of 7.5% of gross revenues remained in place through March 31, 1997. In addition, among other things, under the modification the Company agreed (a) to make certain milestone payments totaling $450,000 when the Company reaches certain revenue levels; (b) to issue options to APF, for services previously rendered to the Company, to purchase 550,000 shares of Common Stock at an exercise price of $2.625 per share and to reprice outstanding options to purchase 36,333 shares held by Dr. Furnary to $2.625 per share (which represents the closing price of the Company's Common Stock on the date the Company and Dr. Furnary reached agreement in principle on the modification agreement); (c) to enter into a consulting agreement with Dr. Furnary; and (d) to appoint Dr. Furnary to the Company's Board of Directors within 90 days. The consulting agreement, which has an initial term of five years, with two-year renewal rights upon mutual agreement, provided that Dr. Furnary would provide consulting services to the Company in the area of system design and development as the Senior Advisor and System Architect for an annual fee of $100,000.

         In connection with the November 1997 equity financing, the Consulting Agreement between the Company and Dr. Furnary was terminated, and the Company's obligation to make milestone royalty payments of $450,000 under the modified agreement was terminated. The 550,000 share stock option agreement was amended to reduce the number of shares to 200,000 and the exercise price to $1.00 per share. APF and Furnary also agreed (a) not to exercise and to otherwise waive any of their registration rights under the foregoing option or the other options held by them to purchase an aggregate of an additional 36,333 shares until January 1, 2000; (b) not to sell or otherwise transfer any shares of Common Stock purchased upon exercise of any of such options prior to January 1, 2000; and (c) that there was no other adjustment to the exercise price of such options or the number of shares issuable upon exercise of the foregoing options thereof as a result of the November 1997 equity financing. Furnary also waived his right to be appointed to the Company's Board of Directors and agreed that his observer status is only exercisable by him personally.

AGREEMENTS WITH THE ATLANTA CARDIOLOGY GROUP, P.C.

         In September 1994, The Atlanta Cardiology Group, P.C. ("ACG") and the Company entered into an agreement for the joint development of practice guidelines and clinical outcomes for cardiology, under which ACG agreed to pay the Company a fee for system design and implementation and ACG was to receive royalties on sales of the cardiology system over the next ten years. During 1995, the Company paid (or accrued) $150,000 for all services rendered by ACG and the Company received $50,000 in revenues from the sale of products and services to ACG. In early 1996, the Company and ACG agreed to restructure their relationship. Among other things, the Company agreed to pay ACG a royalty equal to 10% of gross sales of the Company's cardiology system and a 2% royalty on all database sales. In 1996, the Company received no revenues from ACG and accrued $60,052 in fees to ACG for all services rendered in 1996, including royalties under the prior agreement. In March 1997, the Company entered into an agreement with ACG to replace the prior agreements. Under the revised agreement, the Company issued a convertible subordinated note to ACG in the principal amount of $2,250,000, maturing on April 1, 2002 (the "ACG Note"). The note accrued interest at a rate of 10% per annum, and interest was payable at the rate of 5% per year, with the balance of accrued interest payable at the maturity date. Up to $2,000,000 of the principal amount of the note is convertible by ACG into shares of Common Stock at the rate of $3.32 per share. As long as the note is outstanding, ACG had the right to designate an individual to attend all board meetings. In connection with the November 1997 equity financing, the ACG Note was amended to provide that no interest will accrue thereunder and that any accrued interest shall be forfeited. In addition, ACG agreed that there was no adjustment to the conversion price of the ACG Note or the number of shares issuable upon conversion of the ACG Note as a result of the November 1997 equity financing. ACG also agreed not to exercise and to otherwise waive any of its registration rights prior to January 1, 2000 and waived its right to designate a person to attend meetings of the Board. In March 1999, ACG converted the ACG
Note into 677,710 shares of Common Stock of the Company at a conversion price of $3.32 per share.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      EXHIBITS

         Reference is made to the Exhibit Index hereinafter contained on pages 38 to 43 of this Report.

         A copy of any of the exhibits listed or referred to above will be furnished at a reasonable cost to any person who was a shareholder of the Company as of March 31, 1999, upon receipt from any such person of a written request for any such exhibit. Such request should be sent to LifeRate Systems, Inc., P. O. Box 390353, Minneapolis, MN 55439. Attention: Investor Relations.

         The following is a list of each management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Report, the location of which is indicated in the Exhibit Index of this Report.

         (1)      Employee Stock Purchase Plan, as amended.

         (2)      LifeRate Systems, Inc. 1993 Stock Option Plan, as amended.

         (3)      Form of Incentive Stock Option Agreement for Employees.

         (4)      Form of Non-Statutory Stock Option Agreement for
                  Non-Employees.

         (5) Employment Agreement and Amendment, dated August 18, 1997 and November 13, 1997, respectively, between the Company and David
                  J. Chinsky.

         (6) Non-Statutory Stock Option Agreement, dated November 13, 1997, between the Company and David J. Chinsky.

         (7) Employment Agreement, dated April 29, 1996, between the Company and William W. Chorske.

         (8) Stock Option Agreement, dated April 29, 1996, between the Company and William W. Chorske.

(b)      REPORTS ON FORM 8-K

         The Company did not file any Current Report on Form 8-K in the quarter ended December 31, 1998.

                         REPORT OF INDEPENDENT AUDITORS



Board of Directors
LifeRate Systems, Inc.


We have audited the balance sheets of LifeRate Systems, Inc. as of December 31, 1997 and the related statements of operations and cash flows for the nine months ended September 30, 1998 and for each of the two years in the period ended December 31, 1997. In addition, we have audited the statement of net liabilities in liquidation as of December 31, 1998, and the related statements of changes in net liabilities in liquidation and cash flows in liquidation for the period from October 1, 1998 to December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit including examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provided a reasonable basis for our opinion.

As described in Note 1 to the financial statements, the Company decided to liquidate in the third quarter of 1998, and commenced liquidation shortly thereafter. As a result, the Company has changed its basis of accounting for periods subsequent to September 30, 1998 from the going-concern basis to a liquidation basis.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LifeRate Systems, Inc. as of December 31, 1997, the results of operations and cash flows for the nine months ended September 30, 1998 and for each of the two years in the period ended December 31, 1997, the net liabilities in liquidation as of December 31, 1998 and the changes in net liabilities in liquidation and cash flows in liquidation for the period from October 1, 1998 to December 31, 1998, in conformity with generally accepted accounting principles.


                                              /s/ Ernst & Young LLP

Minneapolis, Minnesota
March 2, 1999

                             LifeRate Systems, Inc.

                   Statement of Net Liabilities in Liquidation

                                December 31, 1998



ASSETS

Cash and cash equivalents                                     $   704,900
Accounts receivable                                                40,600
Prepaid expenses and other current assets                          49,000
Computer equipment, net                                            11,900
                                                              -----------
Total assets                                                      806,400
                                                              -----------


LIABILITIES

Accounts payable and other accrued liabilities                     81,400
Other current liabilities                                         367,900
Reserve for estimated costs during period of liquidation          209,000
Long term debt and capital lease obligations                    3,137,000
                                                              -----------
Total liabilities                                               3,795,300
                                                              -----------

Net liabilities                                               $(2,988,900)
                                                              ===========


SEE ACCOMPANYING NOTES.

                             LifeRate Systems, Inc.

                                 Balance Sheets
                              (Going-Concern Basis)

                                December 31, 1997

                                                                             1997
                                                                         ------------
ASSETS
Current assets:
   Cash and cash equivalents                                             $    764,200
   Accounts receivable, less allowance of $62,850                             278,200
   Prepaid expenses and other current assets                                   59,800
                                                                         ------------
Total current assets                                                        1,102,200

Furniture and fixtures                                                        177,600
Computer equipment                                                            872,000
                                                                         ------------
                                                                            1,049,600
Less accumulated depreciation                                                 635,600
                                                                         ------------
                                                                              414,000

Software development costs                                                     28,600
                                                                         ------------
Total assets                                                                1,544,800
                                                                         ============

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
   Accounts payable                                                      $     71,600
   Accrued compensation                                                       203,300
   Accrued consulting fees                                                      5,000
   Accrued royalties                                                           19,700
   Other current liabilities                                                    3,200
   Current portion of long-term debt and capital lease obligations             12,300
                                                                         ------------
Total current liabilities                                                     315,100

Long-term debt and capital lease obligations                                3,106,500
Deferred rent                                                                   4,900
Deferred revenue                                                              172,300

Shareholders' deficit:
   Preferred stock, no par value:
     Authorized shares - 1,000,000
     Issued and outstanding shares - none

   Common stock, no par value:
     Authorized shares - 75,000,000
     Issued and outstanding shares -  8,485,000                            20,016,400
   Accumulated deficit                                                    (22,070,400)
                                                                         ------------
Total shareholders' deficit                                                (2,054,000)
                                                                         ------------
Total liabilities and shareholders' deficit                              $  1,544,800
                                                                         ============

SEE ACCOMPANYING NOTES.

                             LifeRate Systems, Inc.

             Statement of Changes in Net Liabilities in Liquidation

                    October 1, 1998 through December 31, 1998


Net liabilities in liquidation as of October 1, 1998        $(3,128,900)

Changes in net liabilities                                      140,000
                                                            -----------

Net liabilities in liquidation as of December 31, 1998      $(2,988,900)
                                                            ===========


SEE ACCOMPANYING NOTES.

                             LifeRate Systems, Inc.
                            Statements of Operations
                              (Going Concern Basis)





                                                            NINE MONTHS
                                                               ENDED
                                                            SEPTEMBER 30,       Year ended December 31,
                                                                1998             1997             1996
                                                       ------------------------------------------------------

Net revenues                                                 $  384,300       $  620,300        $  615,700
Cost of revenues                                                457,000          782,500         1,166,400
                                                       ------------------------------------------------------
Gross profit                                                    (72,700)        (162,200)         (550,700)


Operating expenses:
   Sales and marketing                                          422,200        1,279,700         1,738,000
   Research and development                                     530,300        1,052,400         4,994,700
   General and administrative                                 1,348,100        2,402,500         2,845,700
                                                       ------------------------------------------------------
Loss from operations                                         (2,373,300)      (4,896,800)      (10,129,100)
Interest income                                                  52,600           34,000           261,900
Interest expense                                               (31,2000)        (299,300)           (6,300)
                                                       ------------------------------------------------------

Net loss before extraordinary item                           (2,351,900)      (5,162,100)       (9,873,500)
Extraordinary item - debt restructuring                              --          200,000                --
                                                       ------------------------------------------------------

Net loss                                                    $(2,351,900)     $(4,962,100)      $(9,873,500)
                                                       ======================================================

Net loss per share before
    Extraordinary item                                      $     (0.19)       $   (1.18)        $   (2.61)
Extraordinary item per share                                         --             0.05                --
                                                       ------------------------------------------------------
Net loss per share - basic and diluted                      $     (0.19)       $   (1.13)        $   (2.61)
                                                       ======================================================
Weighted average number of common shares
     outstanding                                             12,065,296        4,387,405         3,783,931
                                                       ======================================================

                             LifeRate Systems, Inc.

                  Statements of Shareholders' Equity (Deficit)
                              (Going Concern Basis)



                                                                                 COMMON STOCK ISSUED
                                                                             ---------------------------       ACCUMULATED
                                                                              SHARES             AMOUNTS         DEFICIT
                                                                             ------------------------------------------------
Balance December 31, 1995                                                     3,474,428      $14,384,100      $ (7,234,800)
  Private placement of common stock, net of offering costs of $253,846          295,546        1,667,200                 -
  Payments on stock subscriptions                                                     -                -                 -
  Stock options exercised                                                        41,665          235,400                 -
  Value of stock options granted for services rendered                                -          974,000                 -
  Net loss                                                                            -                -        (9,873,500)
                                                                             ----------      -----------      ------------
Balance December 31, 1996                                                     3,811,639       17,260,700       (17,108,300)
  Private placement of common stock, net of offering costs of $177,700        4,290,000        1,964,400                 -
  Conversion of notes payable to common stock, net of
     unamortized discount of $31,800                                            365,550          525,900                 -
  Value of warrants issued to holders of notes                                        -          204,500                 -
  Stock options exercised                                                        17,811           33,400                 -
  Value of stock options granted for services rendered                                -           27,500                 -
  Net loss                                                                            -                -        (4,962,100)
                                                                             ----------      -----------      ------------
Balance December 31, 1997                                                     8,485,000       20,016,400       (22,070,400)
  Private placement of common stock, net of offering costs of $134,700        4,000,000        1,955,300                 -

  Common stock issued as part of lawsuit settlement                             325,000           21,100                 -
  Employee stock sales                                                            2,000              600                 -
  Net loss                                                                            -                -        (2,351,900)
                                                                             ----------      -----------      ------------
Balance September 30, 1998                                                   12,812,000      $21,993,400      $(24,422,300)
                                                                             ==========      ===========      ============


[WIDE TABLE CONTINUED]


                                                                                STOCK
                                                                            SUBSCRIPTIONS
                                                                              RECEIVABLE         TOTAL
                                                                            -----------------------------
Balance December 31, 1995                                                       $(5,000)      $ 7,144,300
  Private placement of common stock, net of offering costs of $253,846                -         1,667,200
  Payments on stock subscriptions                                                 5,000             5,000
  Stock options exercised                                                             -           235,400
  Value of stock options granted for services rendered                                -           974,000
  Net loss                                                                            -        (9,873,500)
                                                                                -------       -----------
Balance December 31, 1996                                                             -           152,400
  Private placement of common stock, net of offering costs of $177,700                -         1,964,400
  Conversion of notes payable to common stock, net of
     unamortized discount of $31,800                                                  -           525,900
  Value of warrants issued to holders of notes                                        -           204,500
  Stock options exercised                                                             -            33,400
  Value of stock options granted for services rendered                                -            27,500
  Net loss                                                                            -        (4,962,100)
                                                                                -------       -----------
Balance December 31, 1997                                                             -        (2,054,000)
  Private placement of common stock, net of offering costs of $134,700                -         1,955,300

  Common stock issued as part of lawsuit settlement                                   -            21,100
  Employee stock sales                                                                -               600
  Net loss                                                                            -        (2,351,900)
                                                                                -------       -----------
Balance Septemer 30, 1998                                                        $    -       $(2,428,900)
                                                                                =======       ===========

SEE ACCOMPANYING NOTES.

                             LifeRate Systems, Inc.

                            Statements of Cash Flows

                                                              Three Months    Nine Months
                                                                  Ended          Ending
                                                              December 31,    September 30,        Year Ended December 31,
                                                                  1998            1998             1997             1996
                                                              (Liquidation   (Going Concern   (Going Concern   (Going Concern
                                                                 Basis)          Basis)           Basis)           Basis)
                                                              ---------------------------------------------------------------

OPERATING ACTIVITIES
Decrease in net liabilities in liquidation                    $ 140,000
Net loss                                                             --       $(2,351,900)      $(4,962,100)      $(9,873,500)
Adjustments to reconcile net loss to net cash
   Used in operating activities:
    Depreciation                                                 24,900           202,600           309,700           238,600
    Amortization of software development costs                       --            30,400            50,500           100,800
    Amortization of discounts on long-term debt                   8,300            25,100            49,400                --
    Value of stock options granted for services rendered             --                --            27,500           974,000
    Value of warrants issued to note holders                         --                --            43,500                --
    Convertible subordinated note issued for services                                  --                --         2,250,000
     rendered
    Writedown of software development costs to net
       realizable value                                          82,800                --                --                --
    Stock issued for lawsuit settlement                              --            21,100                --                --
    Loss on sale of furniture and equipment                     148,400                --                --                --
    Changes in operating assets and liabilities:
      Accounts receivable                                        64,200           173,400          (135,800)          (38,000)
      Advances to agent                                              --                --                --                --
      Prepaid and other current assets                           32,800           (22,000)           68,200           (61,700)
      Other assets                                                   --                --                --            11,800
      Accounts payable                                          (49,400)           27,100          (180,100)         (247,700)
      Accrued compensation                                     (145,400)          (25,800)          159,400          (200,900)
      Accrued consulting fees                                        --            (5,000)          (81,100)         (296,500)
      Accrued royalties                                              --           (19,700)          (16,400)           36,100
      Decrease in estimated liquidation expenses               (491,000)               --                --                --
      Other current liabilities                                 339,100            25,600           (70,700)           72,400
      Deferred revenue                                         (157,100)          (15,200)           20,500            90,900
      Deferred rent                                                  --            (4,900)          (11,900)          (11,900)
                                                              ---------------------------------------------------------------
Net cash used in operating activities                            (2,400)       (1,939,200)       (4,729,400)       (6,955,600)

INVESTING ACTIVITIES
Software development costs                                           --           (84,600)          (28,600)               --
Purchase of furniture and equipment                                  --           (23,800)          (20,100)         (602,600)
Proceeds from sales of furniture and equipment                   49,000               900                --                --
                                                              ---------------------------------------------------------------
Net cash provided by (used in) investing activities              49,000          (107,500)          (48,700)         (602,600)

FINANCING ACTIVITIES
Payments on notes payable and capital leases                     (4,800)          (10,300)         (265,000)          (27,900)
Stock subscription received                                          --                --                --             5,000
Proceeds from issuance of notes payable                              --                --         1,737,500                --
Proceeds from issuance of common stock                               --         1,955,900         1,997,800         1,902,600
                                                              ---------------------------------------------------------------
Net cash provided by (used in) financing activities              (4,800)        1,945,600         3,470,300         1,879,700
                                                              ---------------------------------------------------------------

Increase (decrease) in cash and cash equivalents                 41,800          (101,100)       (1,307,800)       (5,678,500)
Cash and cash equivalents at beginning of period                663,100           764,200         2,072,000         7,750,500
                                                              ---------------------------------------------------------------
Cash and cash equivalents at end of period                    $ 704,900       $   663,100       $   764,200       $ 2,072,000
                                                              ===============================================================

SEE ACCOMPANYING NOTES

                             LifeRate Systems, Inc.

                          Notes to Financial Statements
                                December 31, 1998


1.       DESCRIPTION OF BUSINESS

     LifeRate Systems, Inc. (the Company) was engaged in marketing a proprietary software operating system to healthcare providers and payors throughout the United States to produce information to measure and quantify the quality and cost of healthcare. In August 1998, the Company closed its business operations due to continuing losses from operations. The Company is continuing to service its existing customers. It is not marketing or selling its products and does not expect to generate any meaningful revenue. The Company is currently winding down its business, reducing expenses, collecting receivables and negotiating the termination or satisfaction of all its remaining obligations. The Company has retained an investment banker to seek a buyer for its technology and possible merger candidates.


2.   LIQUIDATION BASIS OF ACCOUNTING

The Company has adopted the liquidation basis of accounting as of October 1, 1998. This basis of accounting is considered appropriate when the liquidation of a company appears imminent and the net realizable value of its assets are reasonably determinable. Under this basis of accounting, assets and liabilities are stated at their net realizable value and estimated costs through the liquidation date are provided to the extent reasonably determinable.


3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents are carried at cost, which approximates market value.

FURNITURE AND EQUIPMENT

At December 31, 1997, furniture and equipment, principally computer equipment, is stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets ranging from 3 to 7 years.

NET LOSS PER SHARE

Basic loss per share is computed using the weighted average number of common shares outstanding. Diluted loss per share is computed using the combination of dilutive common share equivalents and the weighted average number of common shares outstanding. Diluted loss per share is not presented as the effect of outstanding options is antidilutive.

INCOME TAXES

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases.

SOFTWARE DEVELOPMENT COSTS

The Company capitalizes software development costs in accordance with the provisions of FASB Statement No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." Capitalization of software development costs, including significant product enhancements, begins upon the establishment of technological feasibility for the product and concludes when the product is available for release to customers. The establishment of technological feasibility and the ongoing assessment of the recoverability of these costs requires considerable judgment

                             LifeRate Systems, Inc.

                          Notes to Financial Statements
                                December 31, 1998

by management with respect to certain external factors, including, but not limited to, anticipated future gross product revenue, estimated economic life and changes in software and hardware technology. During the fourth quarter of 1998 the Company wrote off $82,800 of capitalized software development costs due to the planned liquidation of the Company.

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

RECLASSIFICATION

Certain prior year amounts have been reclassified to conform with the 1998 presentation.

                             LifeRate Systems, Inc.

                          Notes to Financial Statements
                                December 31, 1998

4.    LONG-TERM DEBT AND EXTRAORDINARY ITEM

     Long-term debt consists of the following:

                                                                 DECEMBER 31
                                                             1998             1997
                                                         -----------------------------
Convertible subordinated note payable, non-interest
 bearing, due April 2002                                 $ 2,250,000       $ 2,250,000

Convertible promissory note payable, non-interest          1,000,000         1,000,000
 bearing, due May 2002

Note payable, bears interest at 1.0% above prime
 (9.5% at December 31, 1997)                                       -             1,700



Capital lease obligation, bears interest at 19.1%                  -            13,500
                                                         -----------       -----------
                                                           3,250,000         3,265,200
Less discount on Medtronic, Inc. note                       (113,000)         (146,400)
Current portion - long-term debt                                   -           (12,300)
                                                         -----------       -----------
                                                         $ 3,137,000       $ 3,106,500
                                                         ===========       ===========

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

                             LifeRate Systems, Inc.

                          Notes to Financial Statements
                                December 31, 1998

In March 1999, the Company paid $62,000 to Medtronic, Inc. against their $1,000,000 convertible promissory note and the balance of $938,000 was converted into 625,333 shares of common stock at $1.50 per share. In March 1999, the $2,250,000 convertible subordinated note held by a physician group was converted into 677,710 shares of common stock at $3.32 per share.


5.    COMMON STOCK AND WARRANTS

In January 1996, the Company sold 295,546 shares of common stock resulting in net proceeds to the Company of $1,667,200. In connection with the December 1995 and January 1996 private placements of stock, the Company agreed to grant the underwriter 85,540 warrants to purchase shares of common stock. The warrants are exercisable at a price of $6.50 and remain outstanding for a period of ten years.

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

In January 1998, the Company sold 4,000,000 shares of common stock and issued warrants to purchase 4,000,000 shares of common stock at an exercise price of $1.50 per share. The warrants expire in January 2008. Net proceeds to the Company from the sales were $1,955,300.

As of December 31, 1998, the Company had 8,901,395 warrants outstanding with exercise prices ranging from $ .50 to $6.50. The warrants expire at various dates ranging from December 1999 to January 2008.


6.    EMPLOYEE STOCK PURCHASE PLAN

The Company has an Employee Stock Purchase Plan whereby eligible employees may purchase on each purchase date, as defined, shares of common stock at the lower of 85% of the market price at the time of grant or the time of purchase. Employees may contribute up to 10% of wages to the plan and may purchase up to 2,000 shares per year under the plan. There are 100,000 shares reserved for this plan. During 1998, 2,000 shares were sold at a price of $0.30 per share.


7.    STOCK OPTIONS

In December 1993, the Company adopted the LifeRate Systems, Inc. 1993 Stock Option Plan (the "Plan"). The Company has reserved 750,000 shares for issuance to employees and consultants as either incentive stock options or non-qualified options. Under the Plan, incentive stock options may be granted at prices not less than the fair market

                             LifeRate Systems, Inc.

                          Notes to Financial Statements
                                December 31, 1998

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

Option activity is summarized as follows:

                                          1998                     1997                      1996
                                -----------------------    ----------------------   -----------------------

                                                AVERAGE                   AVERAGE                  AVERAGE
                                               WEIGHTED                  WEIGHTED                  WEIGHTED
                                               EXERCISE                  EXERCISE                  EXERCISE
                                 SHARES          PRICE     SHARES         PRICE       SHARES        PRICE
                                 ------        --------    ------        --------     ------       --------
Outstanding at beginning
 of year                         172,347       $   5.14    409,441       $   7.68    250,106       $   5.97
Granted                          214,500           0.49    302,779           2.82    274,333           8.84
Exercised                              -                         -                   (41,665)          5.66
Canceled                        (138,025)          0.80   (539,873)          5.77    (73,333)          7.35
                                --------      ---------   --------       --------   --------       --------
Outstanding at end of year       248,822       $   3.54    172,347       $   5.14    409,441       $   7.68
                                ========       ========   ========       ========   ========       ========
Options exercisable
at year-end                      223,966       $   3.79    147,789       $   5.52    239,326       $   7.03
                                ========       ========   ========       ========   ========       ========


At December 31, 1998, there were 501,178 shares available for grant under the 1993 Stock Option Plan.

The following table summarizes information about stock options outstanding at December 31, 1998:

                                        OPTIONS OUTSTANDING                    OPTIONS EXERCISABLE
                             ----------------------------------------       -------------------------
                                NUMBER          WEIGHTED                      NUMBER
                             OUTSTANDING        AVERAGE       WEIGHTED      EXERCISABLE      WEIGHTED
             RANGE                AT           REMAINING       AVERAGE           AT          AVERAGE
               OF            DECEMBER 31,     CONTRACTUAL     EXERCISE      DECEMBER 31,     EXERCISE
        EXERCISE PRICES          1998            LIFE          PRICE           1998           PRICE
        ---------------          ----            ----          -----           ----           -----
      $0.34 to $0.65            90,000        9.4 Years        $0.39         72,500           $0.34
      $1.00 to $1.938           30,707        3.7 Years         1.33         30,707            1.33
      $2.625 to $3.00           31,449        5.0 Years         2.88         24,093            2.95
      $5.875 to $6.33           45,666        6.2 Years         5.99         45,666            5.99
      $8.625                    51,000        7.4 Years         8.625        51,000            8.625
                               -------        7.2 Years        $3.54        -------           $3.80
                               248,822                                      223,966
                               =======                                      =======



The Company has also granted non-qualified options to certain employees and directors that are outside of the 1993 Stock Option Plan. These options total 522,666 shares with prices ranging from $.50 to $5.19 per share. Expiration dates of these options range from August 2003 to March 2007. At December 31, 1998, 522,666 options were exercisable at a weighted average exercise price of $1.52 per share.

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

                             LifeRate Systems, Inc.

                          Notes to Financial Statements
                                December 31, 1998

Statement. For purpose of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:


                                                                Nine months
                                                            ended September 30,             Year ended December 31,
                                                                    1998                  1997                  1996
                                                               -------------         -------------         --------------

         Pro forma net loss                                    $  (2,544,600)        $  (5,332,400)        $  (11,094,600)
         Pro forma loss per share - basic and diluted          $       (0.21)        $       (1.22)        $        (2.93)


         The pro forma effect on the net loss for 1998, 1997 and 1996 is not representative of the pro forma effect on net income (loss) in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995.

The fair value of options granted during 1998, 1997 and 1996 was estimated using the Black-Scholes option pricing model with the following assumptions: no dividend yield; a risk free interest rate of 5.0%, 5.5% and 6.0% during 1998, 1997 and 1996, respectively; expected volatility of the market price of the Company's common stock of 122%, 71% and 64% during 1998, 1997 and 1996, respectively; and expected option lives ranging from three to five years. The weighted average fair value of plan options granted at market prices during the years ended December 31, 1998, 1997 and 1996 was $0..31, $1.05 and $5.19 per
share, respectively. The weighted average fair value of non-plan options granted at market prices during the years ended December 31, 1998, 1997 and 1996 was $0, $0.90 and $3.09 per share, respectively.

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


8.   INCOME TAXES

The tax effects of significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                                1998              1997
                                                                                ----              ----
         Deferred tax assets:
           Net operating loss carryforwards                               $9,825,900        $8,688,800
           Accounts receivable allowance                                           -            25,100
           Deferred rent                                                           -             2,000
           Deferred revenue                                                   61,400            68,900
           Accrued salaries                                                   12,800            81,300
           Accrued consulting fees                                                 -             2,000
           Accrued reserve for liquidation expenses                           83,600
         Deferred tax liabilities:
           Depreciation                                                            -            49,500
                                                                          ----------        ----------
           Net deferred tax assets                                         9,983,700         8,818,600
           Valuation allowance                                             9,983,700         8,818,600
                                                                          ----------        ----------
                                                                          $        -        $        -
                                                                          ==========        ==========


A valuation allowance of 100% of tax benefits has been provided because of the Company's history of operating losses.

                             LifeRate Systems, Inc.

                          Notes to Financial Statements
                                December 31, 1998

At December 31, 1998, the Company had net operating loss carryforwards of approximately $24,525,000 that expire at various times through the year 2013. The Company's ability to utilize these carryforwards to offset future taxable income is subject to certain restrictions under Section 382 of the Internal Revenue Code in the event of certain changes in the equity ownership of the Company. The Company experienced ownership changes in 1993, 1995, 1997 and 1998. However, the Company does not believe that such changes will significantly limit its ability to use the existing net operating loss carryforwards.


9.  COMMITMENTS

LEASES

The Company leases its office facilities under a month to month operating lease. During 1998 the Company paid $74,900 in office and equipment lease cancellation charges. Rent expense for the years ended December 31, 1998, 1997, and 1996 was $301,100, $255,700 and $182,600, respectively.

LETTER OF CREDIT

In January 1997, the Company issued a standby letter of credit in the amount of $50,000, expiring December 31, 2001, which is being maintained to support the installation of software. The agreement provides for a reduction of the letter of credit by $10,000 each at October 1, 1997, October 1, 1998, October 1, 1999 and October 1, 2000. Partial draws are not permitted. The balance at December 31, 1998 on the letter of credit was $30,000.


10.    LICENSE, ROYALTY AND DEVELOPMENT AGREEMENTS

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

                             LifeRate Systems, Inc.

                          Notes to Financial Statements
                                December 31, 1998

The Company incurred royalty expense for the years ended December 31, 1998, 1997 and 1996 of $0, $36,500 and $46,200, respectively.


11.    MEDTRONIC AGREEMENT

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


12.     SUPPLEMENTAL CASH FLOW INFORMATION

The Company entered into the following non-cash transactions:

                                                      DECEMBER 31
                                             1998          1997          1996
                                           --------      --------      --------

     Conversion of notes payable
       into common stock                   $     --      $557,800      $     --

     Equipment and other assets
       acquired under a capital lease            --        20,200            --

     Stock issued for services              140,000            --            --


13.    MAJOR CUSTOMERS

For the nine months ended September 30, 1998, the Company had three customers that accounted for 32.9%, 20.7% and 18.8% of revenue, respectively. In 1997, three customers accounted for 44.3%, 16.1% and 15.7% of revenue, respectively.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 LIFERATE SYSTEMS, INC.



Dated: March 29, 1999            By: /s/ F.G. Hamilton
                                   ---------------------------------
                                 F.G. Hamilton
                                 Acting Chief Executive Officer
                                 (Principal Executive Officer)



                                 By:/s/Kenneth G. Tarr
                                   ---------------------------------
                                 Kenneth G. Tarr
                                 Acting Chief Financial Officer
                                 (Principal Financial and Accounting Officer)



                                 By:/s/Daniel A. Pelak
                                   ---------------------------------
                                 Daniel A. Pelak
                                 Director



                                 By:/s/Mark D. Dixon
                                   ---------------------------------
                                 Mark D. Dixon
                                 Director



                                 By:/s/Ronald N. Riner, M.D.
                                   ---------------------------------
                                 Ronald N. Riner, M.D.
                                 Director



                                 By:/s/Mark W. Sheffert
                                   ---------------------------------
                                 Mark W. Sheffert
                                 Chairman of the Board of Directors
                                   and Director

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

EXHIBIT                             DESCRIPTION (METHOD OF FILING)
-------                             ------------------------------
NO.
---
4.10 Form of Warrant dated July 21, 1997 to purchase 29,555 shares of Common Stock to Principals of Miller Johnson & Kuehn, Inc. in connection with the Company's July, 1997 Bridge Financing. (Incorporated by reference to Exhibit 4.10 of the Company's Registration Statement on Form SB-2, File No. 333-42155).

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

EXHIBIT                             DESCRIPTION (METHOD OF FILING)
-------                             ------------------------------
NO.
---
10.11 Employment Agreement, dated April 29, 1996 between the Company and William W. Chorske. (Incorporated by reference to Exhibit
                  10.1 of the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1996, File No 0-25530).

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

EXHIBIT                             DESCRIPTION (METHOD OF FILING)
-------                             ------------------------------
NO.
---
10.22 Non-Statutory Stock Option Agreement, dated March 4, 1997, covering 26,000 shares between the Company and APF, LLC. (Incorporated by reference to Exhibit 10.39 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996, File No. 0-25530).

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

EXHIBIT                             DESCRIPTION (METHOD OF FILING)
-------                             ------------------------------
NO.
---
10.33 Letter Agreement, dated November 10, 1997, between the Company and the Atlanta Cardiology Group, P.C. (Incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K dated November 26, 1997, File No. 0-25530).

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

10.38 Agreement dated August 17, 1998, between the Company and William W. Chorske. (Incorporated by reference to Exhibit
                  10.38 to the Company's Registration Statement on Form SB-2, File No. 333-67061).

10.39 Restricted Stock Agreement, dated August 17, 1998, between the Company and William W. Chorske. (Incorporated by reference to
                  Exhibit 10.39 to the Company's Registration Statement on Form SB-2, File No. 333-67061).

10.40 Separation and Release Agreement, dated as of August 26, 1998, between the Company and David J. Chinsky. (Incorporated by reference to Exhibit 10.40 to the Company's Registration Statement on Form SB-2, File No. 333-67061).

10.41 Engagement Agreement, dated as of August 20, 1998, between the Company and Manchester Financial Group, Inc. (Incorporated by reference to Exhibit 10.41 to the Company's Registration Statement on Form SB-2, File No. 333-67061).

10.42 Retainer Agreement, dated as of August 22, 1998, between the Company and Manchester Business Services, Inc. (Incorporated by reference to Exhibit 10.42 to the Company's Registration Statement on Form SB-2, File No. 333-67061).

10.43 Conversion Agreement dated February 17, 1999 by and between the Company and The Atlanta Cardiology Group, P.C. (Filed herewith).

10.44 Conversion Agreement dated February 23, 1999 by and between the Company and Medtronic, Inc. (Filed herewith).

EXHIBIT                             DESCRIPTION (METHOD OF FILING)
-------                             ------------------------------
NO.
---
23.1              Consent of Independent Auditors. (Filed herewith.)

27.1.             Amended Financial Data Schedule. (Filed herewith.)