Form 10QSB
period 1999-03-31
LIFERATE SYSTEMS INC
filed 1999-05-17
CIK 937251

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For The Quarterly Period Ended March 31, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from __________ to __________

Commission File Number: 0-25530


                             LIFERATE SYSTEMS, INC.
             (Exact name of Registrant as specified in its charter)

                      MINNESOTA                         41-1682994
         (State or other jurisdiction of   (I.R.S. Employer Identification No.)
         incorporation or organization)


                                 P.O. BOX 390353
                        MINNEAPOLIS, MINNESOTA 55439-0353
          (Address of principal executive offices, including zip code.)

                                 (612) 837-2975
                         (Registrant's telephone number)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]  No [ ]

As of April 30, 1999, there were 14,575,043 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes _____ No __X__

                             LIFERATE SYSTEMS, INC.
                                     INDEX


PART I
                                                                            PAGE
                                                                            ----
ITEM 1. FINANCIAL STATEMENTS

        Statements of Net Assets (Liabilities) in Liquidation as of
        March 31, 1999 and December 31, 1998                                   3

        Statement of Changes in Net Assets (Liabilities) in Liquidation
        for the three months Ended March 31,1999                               4

        Statement of Operations for the three months ended March 31, 1998
        (Going Concern Basis)                                                  5

        Statements of Cash Flows for the three months ended March 31,
        1999 (Liquidation Basis) and for the three months ended
        March 31,1998 (Going Concern Basis)                                    6

        Notes to Financial Statements                                          7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS                                   8


PART II


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                       9

                             LIFERATE SYSTEMS, INC.
              Statements of Net Assets (Liabilities) in Liquidation

                                                              MARCH 31,     December 31,
                                                                1999            1998
                                                                ----            ----
                                                            (Unaudited)
ASSETS

Cash and cash equivalents                                   $    238,400    $    704,900
Accounts receivable                                               13,300          40,600
Prepaid expenses and other current assets                         43,400          49,000
Computer equipment, net                                            7,200          11,900
                                                            ------------    ------------
Total assets                                                     302,300         806,400
                                                            ------------    ------------

LIABILITIES

Accounts payable and other accrued liabilities                    12,700          81,400
Other current liabilities                                             --         214,500
Reserve for estimated costs during period of liquidation          78,600         209,000
                                                                               3,137,000
Long-term debt and capital lease obligations                          --         315,100
Deferred revenue                                                      --         153,400
                                                            ------------    ------------
Total liabilities                                                 91,300       3,795,300
                                                            ------------    ------------

Net assets (liabilities)                                    $    211,000    $ (2,988,900)
                                                            ============    ============


SEE ACCOMPANYING NOTES.

                             LIFERATE SYSTEMS, INC.
        Statements of Changes in Net Assets (Liabilities) in Liquidation

                      January 1, 1999 through March 31,1999
                                   (Unaudited)


Net liabilities in liquidation as of December 31, 1998       $  (2,988,900)

Change in net liabilities                                        3,199,900
                                                             -------------

Net assets in liquidation as of March 31,1999                $     211,000
                                                             =============


SEE ACCOMPANYING NOTES.

                             LIFERATE SYSTEMS, INC.
                            Statements of Operations
                                   (Unaudited)

                                                           Three Months
                                                          Ended March 31,
                                                               1998
                                                               ----

Net revenues                                              $    273,900
Cost of revenues                                               222,400
                                                          ------------
Gross profit                                                    51,500


Operating Expenses:
  Sales and marketing                                          202,800
  Research and development                                     221,500
  General and administrative                                   300,700
                                                          ------------
  Total operating expenses                                     725,000
                                                          ------------
Loss from operations                                          (673,500)
Interest income and other, net                                  25,000
Interest expense                                                61,600
                                                          ------------

Net loss                                                  $   (710,100)
                                                          ============

Net loss per share - basic and diluted                    $      (0.06)
                                                          ============

Weighted average number of
 Common shares outstanding                                  11,151,667
                                                          ============


SEE ACCOMPANYING NOTES.

                             LIFERATE SYSTEMS, INC.
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                       THREE MONTHS
                                                                                      ENDED MARCH 31,

                                                                                   1999             1998
                                                                                   ----             ----
                                                                               (Liquidation     (Going Concern
                                                                               Basis)           Basis)
OPERATING ACTIVITIES
Decrease in net liabilities                                                    $  3,199,900
Net loss                                                                                        $   (658,200)
Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation                                                                    3,600           75,000
      Amortization of software development costs                                         --            5,900
      Amortization of discounts on long-term debt                                        --            8,400
      Notes payable converted to common stock                                    (3,075,000)              --
      Gain on sale of equipment                                                      (2,800)              --
      Changes in operating assets and liabilities:
        Accounts receivable                                                          27,300         (200,700)
        Prepaid and other current assets                                              5,600           27,900
        Accounts payable and other accrued liabilities                              (68,700)          43,100
        Other current liabilities                                                  (214,500)              --
        Decrease in estimated liquidation expenses                                 (130,400)              --
        Deferred revenue                                                           (153,400)          13,100
        Deferred rent                                                                    --           (2,900)
                                                                               ------------     ------------
Net cash used in operating activities                                              (408,400)        (688,400)

INVESTING ACTIVITIES
Software development costs                                                               --          (92,200)
Purchase of furniture and equipment                                                      --           (2,400)
Proceeds from equipment sales                                                         3,900              900
                                                                               ------------     ------------
Net cash provided by (used in) investing activities                                   3,900          (93,700)

FINANCING ACTIVITIES
Payments on notes payable and capital lease obligations                             (62,000)          (4,800)
Proceeds from issuance of common stock                                                   --        1,959,400
                                                                               ------------     ------------
Net cash provided by (used in)  financing activities                                (62,000)       1,954,600
                                                                               ------------     ------------

Increase (decrease) in cash and cash equivalents                                   (466,500)       1,172,500
Cash and cash equivalents at beginning of period                                    704,900          764,200
                                                                               ------------     ------------
Cash and cash equivalents at end of period                                     $    238,400     $  1,936,700
                                                                               ============     ============

SEE ACCOMPANYING NOTES.

                             LIFERATE SYSTEMS, INC.

                          Notes to Financial Statements
                                 March 31, 1999


1.       Organization and Description of Business

         LifeRate Systems, Inc. was engaged in marketing a proprietary software operating system to healthcare providers and payors throughout the United States to produce information to measure and quantify the quality and cost of health care. In August 1998, the Company closed its business operations due to continuing losses from operations. The Company is continuing to service its existing customers. It is not marketing or selling its products and does not expect to generate any meaningful revenue. The Company is currently winding down its business, reducing expenses, collecting receivables and negotiating the termination or satisfaction of all its remaining obligations. The Company has retained an investment banker to seek a buyer for its technology and possible merger candidates.

2.       Liquidation Basis of Accounting

         The Company has adopted the liquidation basis of accounting as of October 1, 1998. This basis of accounting is considered appropriate when the liquidation of a company appears imminent and the net realizable value of its assets are reasonably determinable. Under this basis of accounting, assets and liabilities are stated at their net realizable value and estimated costs through the liquidation date are provided to the extent reasonably determinable. The financial information presented as of March 31, 1999 and 1998 has been prepared from the books and records without audit. Financial information as of December 31, 1998 is based on audited financial statements of LifeRate Systems, Inc. but does not include all disclosures required by generally accepted accounting principles. For further information regarding the Company's accounting policies, refer to the financial statements and attached notes included in the Company's Form 10-KSB for the fiscal year ended December 31, 1998 as filed with the Securities and Exchange Commission.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

The Company ceased its ongoing business operations in August of 1998 due to continuing losses from operations. The Company is servicing the existing customers but is not marketing or selling its products and does not expect to generate any revenue from new customers. The Company's activities during the first quarter of 1999 were focused on reducing expenses, collecting receivables, and negotiating the termination or satisfaction of all its remaining obligations.

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

The Company's net liabilities decreased by $3,199,900 during the first quarter of 1999 primarily due to the agreement of its convertible note holders to convert the debt into common stock. The Company paid $62,000 to Medtronic, Inc. against their $1,000,000 convertible promissory note and the balance of $938,000 was converted into 625,333 shares of common stock at $1.50 per share. The $2,250,000 convertible subordinated note held by a physician group was converted into 677,710 shares of common stock at $3.32 per share.

Effective May 10, 1999 F.G. Hamilton resigned as Acting Chief Executive Officer to pursue other interests and he has been replaced by Bruce Senske.

Liquidity and Capital Resources

At March 31, 1999, the Company had $238,400 in cash and cash equivalents, a decrease of $466,500 from December 31, 1998. The decrease was due to payments of the Company's liabilities and operating expenses.

The Company estimates that its current cash balances will not be sufficient to fund the limited operations of the Company through the end of 1999. The Company is presently seeking a buyer for the Company and/or its software technology. There can be no assurance that the Company will be able to find a buyer for the Company or its technology on satisfactory terms.

Year 2000 Issues

Computer programs have historically been written to abbreviate dates by using two digits instead of four digits to identify a particular year. The so called "Year 2000" problem or "millennium bug' is the inability of computer software or hardware to recognize or properly process dates ending in "00." As the year 2000 approaches, significant attention is being focused on updating or replacing such software and hardware in order to avoid system failures, miscalculations or business interruptions that might otherwise result. The Company has ceased its business operations and does not believe the Year 2000 problem will materially impact its business, financial condition or result of operations.

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


Dated: May 14, 1999


                                    LIFERATE SYSTEMS, INC.




                                    By: /s/ Bruce Senske
                                        -----------------
                                    Bruce Senske
                                    Acting Chief Executive Officer
                                    (Principal Executive Officer)




                                    By: /s/ Kenneth G. Tarr
                                        -------------------
                                    Kenneth G. Tarr
                                    Acting Chief Financial Officer
                                    (Principal Financial and Accounting
                                    Officer)

                             LIFERATE SYSTEMS, INC.

                           EXHIBIT INDEX TO QUARTERLY
                              REPORT ON FORM 10-QSB
                  for the Quarterly Period ended March 31, 1999



ITEM NUMBER                 ITEM                                METHOD OF FILING

27.1              Financial Data Schedule                       Filed herewith