Form 10QSB
period 1999-06-30
LIFERATE SYSTEMS INC
filed 1999-08-16
CIK 937251

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For The Quarterly Period Ended June 30, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________________ to ________________

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

Yes [X] No [ ]

As of July 31, 1999, there were 14,575,043 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one):  Yes ___ No _X_

                             LIFERATE SYSTEMS, INC.
                                      INDEX


PART I
                                                                            PAGE
                                                                            ----

ITEM 1. FINANCIAL STATEMENTS

        Statements of Net Assets (Liabilities) in Liquidation as of            3
         June 30, 1999 and December 31, 1998

        Statement of Changes in Net Assets (Liabilities) in Liquidation        4
         for the three months and six months Ended June 30, 1999

        Statement of Operations for the three months and six months ended      5
         June 30, 1998 (Going Concern Basis)

        Statements of Cash Flows for the six months ended June 30,             6
         1999 (Liquidation Basis) and for the six months ended June 30,1998 (Going Concern Basis)

        Notes to Financial Statements                                          7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS                                   8

PART II

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                       9

                             LIFERATE SYSTEMS, INC.
              Statements of Net Assets (Liabilities) in Liquidation


                                                              JUNE 30,     December 31,
                                                               1999            1998
                                                            -----------    -----------
ASSETS                                                      (Unaudited)
Cash and cash equivalents                                   $   165,500    $   704,900
Accounts receivable                                                  --         40,600
Prepaid expenses and other current assets                        43,800         49,000
Computer equipment, net                                           6,100         11,900
                                                            -----------    -----------
Total assets                                                    215,400        806,400
                                                            -----------    -----------

LIABILITIES

Accounts payable and other accrued liabilities                   20,300         81,400
Other current liabilities                                            --        214,500
Reserve for estimated costs during period of liquidation        103,400        209,000
Long-term debt and capital lease obligations                         --      3,137,000
Deferred revenue                                                     --        153,400
                                                            -----------    -----------
Total liabilities                                               123,700      3,795,300
                                                            -----------    -----------

Net assets (liabilities)                                    $    91,700    $(2,988,900)
                                                            ===========    ===========


SEE ACCOMPANYING NOTES.

                             LIFERATE SYSTEMS, INC.
        Statements of Changes in Net Assets (Liabilities) in Liquidation
                                   (Unaudited)


                                                          Three Months     Six Months
                                                         Ended June 30,  Ended June 30,
                                                             1999             1999
                                                          -----------     -----------
Net liabilities in liquidation as of December 31, 1998             --     $(2,988,900)
Net assets in liquidation as of March 31, 1999            $   211,000
Change in net liabilities                                    (119,300)      3,080,600
                                                          -----------     -----------

Net assets in liquidation as of June 30,1999              $    91,700     $    91,700
                                                          ===========     ===========


SEE ACCOMPANYING NOTES.

                             LIFERATE SYSTEMS, INC.
                            Statements of Operations
                                   (Unaudited)


                                          Three Months      Six Months
                                          Ended June 30,   Ended June 30,
                                              1998             1998
                                          ------------     ------------
Net revenues                              $    121,600     $    395,500
Cost of revenues                               222,400          444,700
                                          ------------     ------------
Gross profit                                  (100,800)         (49,200)


Operating Expenses:
  Sales and marketing                          151,700          354,500
  Research and development                     332,300          553,800
  General and administrative                   462,500          763,300
                                          ------------     ------------
  Total operating expenses                     946,500        1,671,600
                                          ------------     ------------
Loss from operations                        (1,047,300)      (1,720,800)
Interest income and other, net                  21,000           46,000
Interest expense                                 9,900           19,600
                                          ------------     ------------

Net loss                                  $ (1,036,200)    $ (1,694,400)
                                          ============     ============

Net loss per share - basic and diluted    $      (0.08)    $      (0.14)
                                          ============     ============

Weighted average number of
 Common shares outstanding                  12,485,000       11,818,313
                                          ============     ============


SEE ACCOMPANYING NOTES.

                             LIFERATE SYSTEMS, INC.
                            Statements of Cash Flows
                                   (Unaudited)


                                                                                      SIX MONTHS
                                                                                     ENDED JUNE 30,

                                                                                  1999            1998
                                                                               -----------     -----------
                                                                              (Liquidation     (Going
                                                                              Basis)           Concern Basis)
OPERATING ACTIVITIES
Decrease in net liabilities                                                    $ 3,080,600
Net loss                                                                                       $(1,694,400)
Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation                                                                   4,700         141,400
      Amortization of software development costs                                        --          16,200
      Amortization of discounts on long-term debt                                       --          13,800
      Notes payable converted to common stock                                   (3,075,000)             --
      Gain on sale of equipment                                                     (2,800)             --
      Changes in operating assets and liabilities:
        Accounts receivable                                                         40,600         114,600
        Prepaid and other current assets                                             5,200           1,700
        Accounts payable and other accrued liabilities                             (61,100)         96,800
        Other current liabilities                                                 (367,900)             --
        Decrease in estimated liquidation expenses                                (105,600)             --
        Deferred revenue                                                                --         (42,000)
        Deferred rent                                                                   --          (4,900)
                                                                               -----------     -----------
Net cash used in operating activities                                             (481,300)     (1,356,800)

INVESTING ACTIVITIES
Software development costs                                                              --         (84,600)
Purchase of furniture and equipment                                                     --         (23,800)
Proceeds from equipment sales                                                        3,900             900
                                                                               -----------     -----------
Net cash provided by (used in) investing activities                                  3,900        (107,500)

FINANCING ACTIVITIES
Payments on notes payable and capital lease obligations                            (62,000)         (4,400)
Proceeds from issuance of common stock                                                  --       1,955,900
                                                                               -----------     -----------
Net cash provided by (used in)  financing activities                               (62,000)      1,951,500
                                                                               -----------     -----------

Increase (decrease) in cash and cash equivalents                                  (539,400)        487,200
Cash and cash equivalents at beginning of period                                   704,900         764,200
                                                                               -----------     -----------
Cash and cash equivalents at end of period                                     $   165,500      $1,251,400
                                                                               ===========     ===========


SEE ACCOMPANYING NOTES.

                             LIFERATE SYSTEMS, INC.

                          Notes to Financial Statements
                                  June 30, 1999



1.      Organization and Description of Business

        LifeRate Systems, Inc. was engaged in marketing a proprietary software operating system to healthcare providers and payors throughout the United States to produce information to measure and quantify the quality and cost of health care. In August 1998, the Company closed its business operations due to continuing losses from operations. Accordingly, the Company does not expect to generate any revenue from new customers in the future. During the first six months of 1999 the Company completed the process of eliminating expenses, collecting receivables, and negotiating the termination or satisfaction of all its remaining obligations. The Company has retained an investment banker to seek a buyer for its technology and possible merger candidates.

2.      Liquidation Basis of Accounting

        The Company has adopted the liquidation basis of accounting as of October 1, 1998. This basis of accounting is considered appropriate when the liquidation of a company appears imminent and the net realizable value of its assets are reasonably determinable. Under this basis of accounting, assets and liabilities are stated at their net realizable value and estimated costs through the liquidation date are provided to the extent reasonably determinable. The financial information presented as of June 30, 1999 and 1998 has been prepared from the books and records without audit. Financial information as of December 31, 1998 is based on audited financial statements of LifeRate Systems, Inc. but does not include all disclosures required by generally accepted accounting principles. For further information regarding the Company's accounting policies, refer to the financial statements and attached notes included in the Company's Form 10-KSB for the fiscal year ended December 31, 1998 as filed with the Securities and Exchange Commission.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

The Company ceased its ongoing business operations in August of 1998 due to continuing losses from operations. The Company has terminated its relationships with all but one customer and is not marketing or selling its products. Accordingly, the Company does not expect to generate any revenue from new customers in the future. During the first six months of 1999 the Company completed the process of eliminating expenses, collecting receivables, and negotiating the termination or satisfaction of all its remaining obligations.

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

The Company's net liabilities decreased by $3,080,600 during the first six months of 1999 primarily due to the agreement of its convertible note holders to convert the debt into common stock. The Company paid $62,000 to Medtronic, Inc. against their $1,000,000 convertible promissory note and the balance of $938,000 was converted into 625,333 shares of common stock at a conversion price of $1.50 per share. The $2,250,000 convertible subordinated note held by The Atlanta Cardiology Group was converted into 677,710 shares of common stock at $3.32 per share.

Effective May 10,1999 F.G. Hamilton resigned as Acting Chief Executive Officer to pursue other interests and he has been replaced by Bruce Senske.

In August 1999, the Company and Manchester Financial Group, Inc. mutually agreed to terminate the Engagment Agreement under which Manchester was exploring strategic options for the Company and seeking buyers for the Company's technology or a merger candidate. In addition, the Company and Manchester Business Services, Inc. mutually agreed to reduce the management fee paid to Manchester from $10,000 per month to $5,000 per month. Finally, Daniel A. Pelak, Mark D. Dixon and Ronald N. Riner all resigned from the Board of Directors. The Company's sole remaining director is Mark W. Sheffert.

Liquidity and Capital Resources

At June 30, 1999, the Company had $165,500 in cash and cash equivalents, a decrease of $539,400 from December 31, 1998. The decrease was due to payments of the Company's liabilities and operating expenses.

The Company estimates that its current cash balances will be sufficient to fund the limited operations of the ompany through the end of 1999. The Company is presently seeking a buyer for the Company and/or its software technology. There can be no assurance that the Company will be able to find a buyer for the Company or its technology on satisfactory terms.

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


Dated: August 13, 1999


                                           LIFERATE SYSTEMS, INC.




                                           By:/s/Bruce Senske
                                              ---------------
                                           Bruce Senske
                                           Acting Chief Executive Officer
                                           (Principal Executive Officer)




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