Form 10QSB
period 1999-09-30
LIFERATE SYSTEMS INC
filed 1999-11-12
CIK 937251

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For The Quarterly Period Ended September 30, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

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

Yes [X]   No [ ]

As of October 31, 1999, there were 14,575,043 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes_____ No__X__

                             LIFERATE SYSTEMS, INC.
                                      INDEX
                                      -----


PART I
                                                                            PAGE
                                                                            ----
ITEM 1. FINANCIAL STATEMENTS

        Statements of Net Assets (Liabilities) in Liquidation as of            3
        September 30, 1999 and December 31, 1998

        Statement of Changes in Net Assets (Liabilities) in Liquidation        4
        for the three months and nine months Ended September 30, 1999

        Statement of Operations for the three months and nine months           5
        ended September 30, 1998 (Going Concern Basis)

        Statements of Cash Flows for the nine months ended September 30,       6
        1999 (Liquidation Basis) and for the nine months ended September
        30,1998 (Going Concern Basis)

        Notes to Financial Statements                                          7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS                                   8

PART II

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                       9

                             LIFERATE SYSTEMS, INC.
              Statements of Net Assets (Liabilities) in Liquidation

                                                            SEPTEMBER 30,    December 31,
                                                                1999             1998
                                                                ----             ----
                                                            (Unaudited)
ASSETS

Cash and cash equivalents                                   $     108,400    $     704,900
Accounts receivable                                                    --           40,600
Prepaid expenses and other current assets                           1,500           49,000
Computer equipment, net                                             5,100           11,900
                                                            -------------    -------------
Total assets                                                      115,000          806,400
                                                            -------------    -------------

LIABILITIES

Accounts payable and other accrued liabilities                      6,900           81,400
Other current liabilities                                              --          214,500
Reserve for estimated costs during period of liquidation           60,000          209,000
Long-term debt and capital lease obligations                           --        3,137,000
Deferred revenue                                                       --          153,400
                                                            -------------    -------------
Total liabilities                                                  66,900        3,795,300
                                                            -------------    -------------

Net assets (liabilities)                                    $      48,100    $  (2,988,900)
                                                            =============    =============


SEE ACCOMPANYING NOTES.

                             LIFERATE SYSTEMS, INC.
        Statements of Changes in Net Assets (Liabilities) in Liquidation
                                   (Unaudited)

                                                          Three Months       Nine Months
                                                             Ended              Ended
                                                          September 30,     September 30,
                                                              1999               1999
                                                              ----               ----
Net liabilities in liquidation as of December 31, 1998                      $  (2,988,900)
Net assets in liquidation as of June 30, 1999             $      91,700
Change in net liabilities                                       (43,600)        3,037,000
                                                          -------------     -------------

Net assets in liquidation as of September 30,1999         $      48,100     $      48,100
                                                          =============     =============

SEE ACCOMPANYING NOTES.

                             LIFERATE SYSTEMS, INC.
                            Statements of Operations
                                   (Unaudited)

                                                   Three Months       Nine Months
                                                       Ended             Ended
                                                   September 30,     September 30,
                                                        1998             1998
                                                   -------------     -------------
Net revenues                                       $     (11,200)    $     384,300
Cost of revenues                                          85,000           457,000
                                                   -------------     -------------
Gross profit                                             (96,200)          (72,700)

Operating Expenses:
  Sales and marketing                                     93,600           422,200
  Research and development                                70,100           530,300
  General and administrative                             397,300         1,348,100
                                                   -------------     -------------
  Total operating expenses                               561,000         2,300,600
                                                   -------------     -------------
Loss from operations                                    (657,200)       (2,373,300)
Interest income                                           11,300            52,600
Interest expense                                          11,600            31,200
                                                   -------------     -------------

Net loss                                           $    (657,500)    $  (2,351,900)
                                                   =============     =============

Net loss per share - basic and diluted             $       (0.05)    $       (0.19)
                                                   =============     =============


Weighted average number of
 Common shares outstanding                            12,559,222        12,065,296
                                                   =============     =============


SEE ACCOMPANYING NOTES.

                             LIFERATE SYSTEMS, INC.
                            Statements of Cash Flows
                                   (Unaudited)


                                                                                         NINE MONTHS
                                                                                      ENDED SEPTEMBER 30,

                                                                                    1999              1998
                                                                                    ----              ----
                                                                               (Liquidation      (Going
                                                                               Basis)            Concern Basis)
OPERATING ACTIVITIES
Decrease in net liabilities                                                    $   3,037,000
Net loss                                                                                         $  (2,351,900)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation                                                                      5,700           202,600
     Amortization of software development costs                                           --            30,400
     Amortization of discounts on long-term debt                                          --            25,100
     Notes payable converted to common stock                                      (3,075,000)               --
     Stock issued for lawsuit settlement                                                  --            21,100
     Gain on sale of equipment                                                        (2,800)               --
     Changes in operating assets and liabilities:
       Accounts receivable                                                            40,600           173,400
       Prepaid and other current assets                                               47,500           (22,000)
       Accounts payable and other accrued liabilities                                (74,500)            2,200
       Other current liabilities                                                    (214,500)               --
       Decrease in estimated liquidation expenses                                   (149,000)               --
       Deferred revenue                                                             (153,400)          (15,200)
       Deferred rent                                                                      --            (4,900)
                                                                               -------------     -------------
Net cash used in operating activities                                               (538,400)       (1,939,200)

INVESTING ACTIVITIES
Software development costs                                                                --           (84,600)
Purchase of furniture and equipment                                                       --           (23,800)
Proceeds from equipment sales                                                          3,900               900
                                                                               -------------     -------------
Net cash provided by (used in) investing activities                                    3,900          (107,500)

FINANCING ACTIVITIES
Payments on notes payable and capital lease obligations                              (62,000)          (10,300)
Proceeds from issuance of common stock                                                    --         1,955,900
                                                                               -------------     -------------
Net cash (used in) provided by financing activities                                  (62,000)        1,945,600
                                                                               -------------     -------------


Decrease in cash and cash equivalents                                               (596,500)         (101,100)
Cash and cash equivalents at beginning of period                                     704,900           764,200
                                                                               -------------     -------------
Cash and cash equivalents at end of period                                     $     108,400     $     663,100
                                                                               =============     =============

SEE ACCOMPANYING NOTES.

                             LIFERATE SYSTEMS, INC.

                          Notes to Financial Statements
                               September 30, 1999


1.       Organization and Description of Business

         LifeRate Systems, Inc. was engaged in marketing a proprietary software operating system to healthcare providers and payors throughout the United States to produce information to measure and quantify the quality and cost of health care. In August 1998, the Company closed its business operations due to continuing losses from operations. Accordingly, the Company does not expect to generate any revenue from new customers in the future. During the first nine months of 1999 the Company completed the process of eliminating expenses, collecting receivables, and negotiating the termination or satisfaction of all its remaining obligations. The Company has retained an investment banker to seek a buyer for its technology and possible merger candidates.

2.       Liquidation Basis of Accounting

         The Company has adopted the liquidation basis of accounting as of October 1, 1998. This basis of accounting is considered appropriate when the liquidation of a company appears imminent and the net realizable value of its assets are reasonably determinable. Under this basis of accounting, assets and liabilities are stated at their net realizable value and estimated costs through the liquidation date are provided to the extent reasonably determinable. The financial information presented as of September 30, 1999 and 1998 has been prepared from the books and records without audit. Financial information as of December 31, 1998 is based on audited financial statements of LifeRate Systems, Inc. but does not include all disclosures required by generally accepted accounting principles. For further information regarding the Company's accounting policies, refer to the financial statements and attached notes included in the Company's Form 10-KSB for the fiscal year ended December 31, 1998 as filed with the Securities and Exchange Commission.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

The Company ceased its ongoing business operations in August of 1998 due to continuing losses from operations. The Company has terminated its relationships with all but one customer and is not marketing or selling its products. Accordingly, the Company does not expect to generate any revenue from new customers in the future. During the first nine months of 1999 the Company completed the process of eliminating expenses, collecting receivables, and negotiating the termination or satisfaction of all its remaining obligations.

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

The Company's net liabilities decreased by $3,037,000 during the first nine months of 1999 primarily due to the agreement of its convertible note holders to convert the debt into common stock. The Company paid $62,000 to Medtronic, Inc. against their $1,000,000 convertible promissory note and the balance of $938,000 was converted into 625,333 shares of common stock at a conversion price of $1.50 per share. The $2,250,000 convertible subordinated note held by The Atlanta Cardiology Group was converted into 677,710 shares of common stock at $3.32 per share.

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

Liquidity and Capital Resources

At September 30, 1999, the Company had $108,400 in cash and cash equivalents, a decrease of $596,500 from December 31, 1998. The decrease was due to payments of the Company's liabilities and operating expenses.

The Company estimates that its current cash balances will be sufficient to fund the limited operations of the Company through the end of 1999. The Company is presently seeking a buyer for the Company and/or its software technology. There can be no assurance that the Company will be able to find a buyer for the Company or its technology on satisfactory terms.

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


Dated: November 12, 1999


                                       LIFERATE SYSTEMS, INC.



                                       By: /s/Bruce Senske
                                           -------------------------------------
                                       Bruce Senske
                                       Acting Chief Executive Officer
                                       (Principal Executive Officer)



                                       By: /s/Kenneth G. Tarr
                                           -------------------------------------
                                       Kenneth G. Tarr
                                       Acting Chief Financial Officer
                                       (Principal Financial and Accounting
                                       Officer)

                             LIFERATE SYSTEMS, INC.

                           EXHIBIT INDEX TO QUARTERLY
                              REPORT ON FORM 10-QSB
                  for the Quarterly Period ended March 31, 1999



ITEM NUMBER                      ITEM                       METHOD OF FILING

27.1                 Financial Data Schedule                Filed herewith