Form 10KSB40
period 1999-12-31
LIFERATE SYSTEMS INC
filed 2000-03-30
CIK 937251

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ---------------------

                                   FORM 10-KSB

 (X)     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                       or
 ( )    Transition Report Under Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934
        (Exact name of small business issuer as specified in its charter)

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

      As of March 10, 2000, 14,575,043 shares of Common Stock of the Registrant were outstanding, and the aggregate market value of the Common Stock of the Registrant as of that date (based upon the average between the closing bid and asked prices for the Common Stock on that date), excluding shares owned beneficially by executive officers, directors and greater-than-5% shareholders, was approximately $3,998,829.


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

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

INTRODUCTION

         LifeRate Systems, Inc. (the "Company or "LifeRate") was founded in 1990 to develop a computer system that could help physicians respond to the fee discount demands from managed care organizations. Since 1990, the Company had been developing a set of software-based information products designed to enable healthcare providers to evaluate and demonstrate the quality and cost effectiveness of the medical care they deliver. The Company had been marketing these software products since late 1995. After eight years of continuing losses from operations, the Company ceased its business operations in August 1998. The Company's Chief Executive Officer resigned, and the Company reduced staff. As of March 1, 2000 the Company does not have any employees. Although the Company is continuing to service one customer, it is not marketing or selling its products. Accordingly, the Company does not expect to generate any meaningful amount of revenue. During 1999, the Company completed the process of eliminating expenses, collecting receivables, and negotiating the termination of satisfaction of all its remaining obligations. In August 1998, the Company retained Manchester Financial Group, Inc., a local investment banking firm, to explore strategic options for the Company. In August 1999, this agreement was canceled. The Company is actively seeking buyers for its technology and merger candidates. See "Business" and "Certain Transactions."

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

RESEARCH AND DEVELOPMENT

         The Company has in the past dedicated significant resources to research and development activities. These research and development activities consisted primarily of developing and releasing enhancements and new versions of its core software system. During 1996, LifeRate completed development of its core system, including outpatient modules for cardiovascular and asthma and allergy specialists. During 1997, research and development efforts were focused on a new release of the outpatient modules for cardiovascular and asthma and allergy, continued development of the cardiac catheterization laboratory product and development work under the agreement with National Jewish Medical and Research Center. Research and development expenses in 1998 were focused on three projects: completion of the Company's entry-level cardiac catheterization software product called CLE, completion of a new release of its asthma and allergy software and development of a new version of its core Cardiovascular Outpatient software product. The first two projects were completed and the last project was canceled when the Company ceased its business operations in August 1998. The core software has been released in three phases: Version 1.1 in February, 1996; Version 1.2 in October, 1996 and Version 1.3 in September, 1997. In addition, in January 1998, the Company released an entry-level product for use in the cardiac catheterization laboratory. The Company spent $530,300 for the nine months ended September 30, 1998 and $1,052,400 on research and development in the year ended December 31, 1997.

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

Trademarks of the Company include LifeRate Systems(TM), Cardiovascular Outpatient System(TM) and Asthma and Allergy Outpatient System(TM).

EMPLOYEES

         As of March 1, 2000, the Company does not have any employees. Bruce H. Senske, the Company's Acting Chief Executive Officer, has been retained by the Company as an independent contractor under the Retainer Agreement with Manchester Business Services, Inc.

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

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT.

         The executive officers of the Company as of March 1, 2000 are as follows:

         NAME                   AGE           POSITION
         ----                   ---           --------

         Bruce H. Senske        45            Acting Chief Executive Officer


         BRUCE H. SENSKE. Mr. Senske has been a Vice President at Manchester Companies since June 1998. Mr. Senske served as the President, Chief Executive Officer, Chief Financial Officer and Treasurer of U-Ship, Inc. from January 1993 to June 1998, with the exception of June and July 1997. From 1988 to 1992, Mr. Senske was Vice President of Strategic Marketing and Product Planning at Vocam Systems, Inc., which became a division of the Pitney Bowes Company, a manufacturer of transportation management software systems, in 1990.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCK HOLDER
        MATTERS.

         From January 1, 1996 to July 3, 1997, the Common Stock was traded on the Nasdaq Small Cap Market. Effective July 3, 1997, the Company's Common Stock was no longer quoted on the Nasdaq Stock Market because the Company no longer met, and currently does not meet, the minimum net tangible assets and capital and surplus requirements for continued quotation. The Common Stock currently trades in the over-the-counter market on the NASD "Electronic Bulletin Board" under the symbol "LRSI". The following table shows the high and low bid and asked prices of the Common Stock for the periods indicated as reported by the OTC Bulletin Board. These quotations reflect inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

                                           COMMON STOCK

                                           HIGH:        LOW:
                                           -----        ----
                   1998:
                   First Quarter           3/4          25/64
                   Second Quarter          43/64        15/64
                   Third Quarter           27/64        1/16
                   Fourth Quarter          .12          .01

                   1999:
                   First Quarter           .04          .011
                   Second Quarter          .20          .012
                   Third Quarter           .45          .05
                   Fourth Quarter          .55          .12

         As of March 10, 2000, there were approximately 114 record holders of the Company's Common Stock.

         The Company has never paid cash dividends on the Common Stock and has no plans to pay cash dividends in the future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

RESULTS OF OPERATIONS

         The Company ceased its ongoing business operations in the third quarter of 1998 due to continuing losses from operations. The Company's Chief Executive Officer resigned and staff was reduced to three full-time and one part-time employee. The Company is servicing one customer but is not marketing or selling its products and does not expect to generate any revenue from new customers. The Company's activities during the 1999 were focused on reducing expenses, collecting receivables, and negotiating the termination or satisfaction of all its remaining obligations. The Company presently does not have any employees. Management, customer support and accounting functions are performed by outside contractors. The Company has adopted the liquidation basis of accounting as of October 1, 1998. This basis of accounting is considered appropriate when the liquidation of a company appears imminent and the net realizable value of its assets are reasonably determinable. Under this basis of accounting, assets and liabilities are stated at their net realizable value and estimated costs through the liquidation date are provided to the extent reasonably determinable.

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

         Cost of revenues for the nine months ended September 30, 1998 was $457,000, compared to cost of revenues for the full year of 1997 of $782,500. The 1998 expense consists of $32,900 in amortization of software development costs, $0 of royalty expense and $424,100 of customer support expenses. Customer support expenses declined in 1998 due to reductions in employee head count which resulted in decreased payroll expenses and travel expenses.

         The Company is obligated to pay royalties on future sales of its products. As described in Note 10 to the financial statements, in March 1997 the Company completed a modified agreement with Dr. Furnary. Beginning in 1999 (or sooner if the Company reaches $20,000,000 of cumulative revenues) the Company is obligated to pay royalties in the amount of 3.0% on all gross revenues (as defined in the agreement) up to $100,000,000 and, thereafter, 3.6% on all gross revenues. In March 1997, the Company also issued a convertible subordinated note to The Atlanta Cardiology Group, P.C. ("ACG") in the principal amount of $2,250,000 in exchange for the cancellation of the royalty agreement with ACG, which required the Company to pay royalties to ACG at the rate of 10% of gross sales of the Company's cardiology system and 2% of all database sales. In March, 1999, ACG converted its subordinated note into 677,710 shares of Common Stock at a conversion price of $3.32 per share. The Company incurred royalty expenses of $0, and $36,500 in 1998 and 1997, respectively, under these agreements.

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

         Interest expense for the nine months ended September 30, 1998 and the twelve months ended December 31, 1997 was $31,200 and $299,300, respectively. The decrease in 1998 was due to renegotiating the convertible notes in November 1997 to become non-interest bearing notes.

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

         In May 1997, the Company issued a convertible promissory note in the principal amount of $1,000,000 to Medtronic, Inc., a shareholder of the Company with a representative that serves on the Company's Board of Directors. Under the original terms of the note, interest was at the prime rate, principal was due upon the earlier of completion of an equity financing raising at least $5,000,000 or November 30,1997, and was convertible, at the option of the holder, into Common Stock at a conversion price equal to the lower of $2.00 or the average per share price in one or more rounds of equity financing raising gross proceeds of at least $5,000,000. In addition, the Company granted Medtronic a warrant to purchase 100,000 shares of Common Stock exercisable at the same price as the conversion price on the note. In connection with the November 1997 equity financing described below, the Medtronic note was amended to provide that no interest will accrue thereunder and accrued interest will be forgiven, principal will not become due until May 2002 and the conversion price of the note is $1.50 per share. The warrant was also amended to change the conversion price to $.50 per share. In March 1999, the Company paid $62,000 of principal under the Medtronic note and Medtronic converted the remaining principal balance of $938,000 into 625,333 shares of Common Stock at a conversion price of $1.50 per share

         In July 1997, the Company issued additional convertible promissory notes in the amount of $500,000 and warrants in a private placement. The notes accrued interest at the prime rate, were due at the earlier of November 30, 1997 or completion of the next equity financing and were convertible at the lesser of $2.00 per share or the average per share price paid in the next equity financing. In addition, 50,000 warrants were issued to purchasers of the notes at an exercise price of the lesser of $2.00 per share or the average purchase price paid in the next equity financing. In connection with the November 1997 equity financing, the notes were converted to Common Stock at a price of $2.00 per share, accrued interest was forgiven and the warrant conversion price was fixed at $2.00 per share.

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

         At December 31, 1999, the Company had $100,800 in cash and cash equivalents, a $604,100 decrease from December 31, 1998. For the year ended December 31, 1999, the Company used $546,000 to fund operations and settle the Company's obligations, $62,000 for payments on notes payable and received $3,900 from sales of fixed assets. For the nine months ended September 30, 1998, the Company used $1,939,200 to fund operations, $23,800 to purchase furniture and equipment and $84,600 to fund capitalized software development costs.

         The Company does not have any commitments to purchase additional equipment.

         The Company estimates that its current cash balances will not be sufficient to fund the limited operations of the Company through the end of 2000. The Company is presently seeking a buyer for the Company and/or its software technology. There can be no assurance that the Company will be able to find a buyer for the Company or its technology on satisfactory terms.

YEAR 2000 ISSUES

         Computer programs have historically been written to abbreviate dates by using two digits instead of four digits to identify a particular year. The so called "Year 2000" problem or "millennium bug" is the inability of computer software or hardware to recognize or properly process dates ending in "00." During 1999, most companies focused significant attention on updating or replacing such software and hardware in order to avoid system failures, miscalculations or business interruptions that might otherwise result.

         The Company has ceased its business operations and the Year 2000 problem has not materially impacted its business, financial condition or results of operations.

ITEM 7. FINANCIAL STATEMENTS.

         The following Financial Statements and Independent Auditors' Report thereon are included herein on the pages indicated:

Financial Statements:                                                      Page
---------------------                                                      ----

Report of Independent Auditors...............................................17
Statement of Net Assets (Liabilities) in Liquidation as of
  December 31, 1999 and 1998.................................................18
Statement of Changes in Net Assets (Liabilities) in Liquidation
 for the period from October 1, 1998 through December 31, 1998 and the year ended December 31, 1999........................................19
Statements of Operations for the nine months ended September 30, 1998 and the year ended December 31, 1997 (Going Concern Basis)..................20
Statements of Shareholders' Equity (deficit) for the nine months ended
 September 30, 1998 and the year ended December 31, 1997
 (Going Concern Basis).......................................................21
Statements of Cash Flow for the year ended December 31, 1999 and three months ended December 31, 1998 (Liquidation Basis) and for the nine months ended September 30, 1998
 and the year ended December 31, 1997 (Going Concern Basis)..................22
Notes to Financial Statements................................................23

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

(a)      DIRECTORS OF THE REGISTRANT

         The directors of the Company as of March 10, 2000 are as follows:

         NAME                   AGE           POSITION
         ----                   ---           --------

         Mark W. Sheffert       52            Director and Chairman of the Board

         MARK W. SHEFFERT. Mr. Sheffert became a director and Chairman of the Board of the Company in January 1998. Mr. Sheffert has over 25 years of financing and financial services experience. He is the founder of Manchester Companies, Inc. ("MCI") whose business is investment banking, corporate restructuring, management consulting and commercial finance. Before founding MCI, Mr. Sheffert was a senior executive with First Bank System, a $28 billion bank holding company where he served in various high-level management capacities and was eventually named one of two President's of First Bank System. Before joining First Bank System, Mr. Sheffert was Chief Operating Officer and Director of North Central Life Insurance Company. Mr. Sheffert serves and has served on the Board of Directors of several public companies, including Telident, Inc. and Medical Graphics Corporation, privately held corporations, and community organizations. Mr. Sheffert is the designee of Special Situations Fund elected to the Board, as required by the November 14, 1997 Purchase Agreement. See "Certain Transactions-- November 1997 Equity Financing."

         In August, 1999 all directors resigned except for the Chairman of the Board. During 1999, the Board of Directors met two times. All of the directors attended more than 75% of the meetings of the Board that occurred while they were members of the Board.

         During 1999, the committees of the Board consisted of the Audit Committee and the Compensation Committee. During 1999, neither Committee met or took action by written consent.

         Prior to 1998, the Company did not pay fees to directors of the Company. Beginning in 1998, the Company paid two outside directors $500 for each Board meeting attended. The Company generally reimburses directors of the Company for out-of-pocket expenses incurred while attending Board or committee meetings.

(b)      EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information concerning Executive Officers of the Company is included in this Report under Item 4A, "Executive Officers of the Registrant".

(c)      COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who beneficially own more than 10% of the Company's Common Stock, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Directors, executive officers and greater than 10% shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company during the year ended December 31, 1999, the Company's directors, executive officers and greater than 10% shareholders complied with all applicable Section 16(a) filing requirements.

ITEM 10. EXECUTIVE COMPENSATION.

         The following table sets forth the total compensation for each of the last three fiscal years awarded to or earned by the Chief Executive Officer of the Company and each executive officer of the Company whose total compensation exceeded $100,000 in 1999 (the "Named Executive Officers").

SUMMARY COMPENSATION TABLE

                                                                                               LONG TERM
                                                       ANNUAL COMPENSATION                   COMPENSATION
                                        ------------------------------------------------     ------------
                                                                            OTHER ANNUAL      SECURITIES       ALL OTHER
                                                                            COMPENSATION      UNDERLYING     COMPENSATION
NAME AND PRINCIPAL POSITION             YEAR      SALARY        BONUS            (4)            OPTIONS           (5)
---------------------------             ----      ------        -----       ------------      -----------    -------------
Bruce H. Senske (1)                     1999    $ 55,000           --             --                --              --
    ACTING CHIEF EXECUTIVE OFFICER

F.G. Hamilton (1)                       1999    $ 40,000           --             --                --              --
    FORMER ACTING CHIEF EXECUTIVE       1998    $ 40,000           --             --                --              --
    OFFICER

David J. Chinsky (2)                    1998    $180,000     $100,000(3)    $ 25,433                --           3,431
    FORMER PRESIDENT AND CHIEF          1997    $ 78,750     $108,000       $ 11,258           650,000              --
    EXECUTIVE OFFICER

------------------------

(1) The services of Mr. Senske and Mr. Hamilton as Acting Chief Executive Officer are provided through a Retainer Agreement between the Company and Manchester Business Services, Inc. ("MBSI"), pursuant to which the Company pays MBSI a monthly fee of $5,000. see "Certain Transactions - Manchester Companies." This fee was reduced from $10,000 in August 1999. Mr. Hamilton resigned in May 1999 and was replaced by Mr. Senske.

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

OPTION GRANTS AND EXERCISES IN 1999

         No options were granted to or exercised by the Named Executive Officers in 1999. The following table provides information as of December 31, 1999 as to the value of options held by each of the Named Executive Officers.

AGGREGATED OPTION EXERCISES IN
LAST FISCAL YEAR AND FY-END OPTION VALUES

                    NUMBER OF UNEXERCISED         VALUE OF UNEXERCISED IN-THE-
                    OPTIONS AT FY-END(#)(1)       MONEY OPTIONS AT FY-END($)(2)
                    -----------------------       -----------------------------
NAME                (EXERCISABLE/UNEXERCISABLE)   (EXERCISABLE/UNEXERCISABLE)
----                ---------------------------   -----------------------------

Bruce H. Senske                 0/0                           $0/0
F.G. Hamilton                   0/0                           $0/0
David J. Chinsky             216,666/0                        $0/0

------------------------

(1) The exercise price may be paid in cash or, in the Stock Option Committee's discretion, in shares of the Company's Common Stock valued at fair market value on the date of exercise.

(2) Based on the closing bid price on December 31, 1999 of $0.37, as reported by the OTC Bulletin Board.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth information regarding the beneficial ownership of the Common Stock of the Company as of March 10, 2000, unless otherwise indicated, by (a) each shareholder who is known by the Company to own beneficially more than 5% of the outstanding Common Stock, (b) each director,
(c) each of the Named Executive Officers and (d) all directors and executive officers of the Company as a group.

                                            SHARES OF COMMON STOCK
NAME                                        BENEFICIALLY OWNED(1)
----                                        ------------------------------------
                                            AMOUNT           PERCENT OF CLASS(2)
                                            ------           -------------------
Miller, Johnson & Kuehn Inc.............    6,907,630(3)     46.4%

Special Situations Funds................    5,000,000(4)     25.5%

John R. Albers..........................    1,288,333(5)     8.5%

Aaron Boxer Rev. Trust..................    1,696,500(6)     11.3%

Medtronic Inc...........................    1,325,333(7)     9.0%

F.G. Hamilton...........................    0                0

Bruce H. Senske.........................    0                0

Mark W. Sheffert........................    0                0

David J. Chinsky........................    476,666(8)       3.2%

All directors and executive
officers as a group (2 persons).........    0                0

------------------------

(1) Unless otherwise noted, all of the shares are held by individuals possessing sole voting and dispositive power with respect to the shares shown. Shares not outstanding, but deemed beneficially owned by virtue of the right of a person or member of a group to acquire them within 60 days, are treated as outstanding only when determining the amount and percent owned by such person or group.

(2)      Based upon 14,575,043 outstanding shares of Common Stock as of March
         10, 2000.

(3) As set forth in a Schedule 13G/A filed with the Securities and Exchange Commission on February 22, 2000 and in a Schedule 13D filed with the Securities and Exchange Commission on December 28, 1998, this amount consists of shares held by the principals and related parties of Miller Johnson Kuehn Inc.: (i) 128,715 shares of Common Stock held by David B. Johnson; (ii) 1,990,000 shares of Common Stock held by Betty Johnson;
         (iii) 400,000 shares of Common Stock held by the Johnson Family Foundation; (iv) 28,355 shares of Common Stock held by Eldon C. Miller;
         (v) 1,321,400 shares of Common Stock held by Anne W. Miller; (vi) 1,388,715 shares of Common Stock held by Paul R. Kuehn; (vii) 1,004,500 shares of Common Stock held by Stanley D. Rahm; (viii) 304,305 shares of Common Stock held by Jeffrey D. Rahm; and (ix) 35,800 shares of Common Stock held by the Mary Ann Rahm Trust. The above amount also includes 305,840 shares that Miller Johnson and Kuehn Inc. has the right to acquire within 60 days pursuant to the exercise of warrants.

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

(6) As set forth in a Schedule 13G/A filed with the Securities and Exchange Commission on February 22, 2000, this amount consists of 1,269,000 shares of Common Stock held by the Aaron Boxer Revocable Trust and includes 427,500 shares that the Aaron Boxer Rev. Trust has the right to acquire within 60 days pursuant to the exercise of warrants. The address of the Aaron Boxer Rev. Trust is c/o Miller Johnson & Kuehn Inc., 5500 Wayzata Blvd., Suite 800, Minneapolis, MN 55416.

(7) As set forth in a Schedule 13G/A filed with the Securities and Exchange Commission on February 11, 2000, this amount consists of 1,225,333 shares of Common Stock held by Medtronic, Inc. and includes 100,000 shares that Medtronic, Inc. has the right to acquire within 60 days pursuant to the exercise of warrants. The address of Medtronic, Inc. is 7000 Central Avenue, N.E., Minneapolis, Minnesota 55432.

(8) Includes 216,666 shares that Mr. Chinsky has the right to acquire within 60 days pursuant to the exercise of stock options.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

MANCHESTER COMPANIES

         On August 20, 1998, the Company entered into an Engagement Agreement with Manchester Financial Group, Inc. ("MFGI"), an affiliate of Manchester Companies, Inc. ("MCI"). Mark W. Sheffert, the Chairman of the Board of Directors of the Company, is the Chairman of the Board, Chief Executive Officer and controlling shareholder of MCI. For this reason, the Engagement Agreement and the Retainer Agreement described below were approved by the disinterested members of the Company's Board of Directors. Under the Engagement Agreement, the Company has retained MFGI for a minimum period of six months as the Company's exclusive agent to assist it with a merger, sale, exchange, combination or any similar transaction related to the Company. After the initial six-month term, the term of the Agreement will be month-to-month until the Company provides MFGI with written 30-day notice of termination. In the event of a financing, sale, exchange or other disposition of all or a material (more than 25%) portion of the Company, whether accomplished by a sale of assets or stock, by or through the Company and/or its shareholders, or a merger, tender or exchange offer, joint venture equity investment or recapitalization, or any other transaction, the effect of which is to change the control or ownership of the Company, MFGI will be entitled to an accomplishment fee based on a percentage of the total consideration of the transaction. In addition, the Company has agreed to pay MFGI a monthly retainer of $10,000 for the term of the Agreement and to reimburse MFGI for all reasonable out-of-pocket expenses incurred on behalf of the Company. The retainer would be credited against any success fee. In August 1999, this agreement was canceled.

         On August 22, 1998, the Company entered into a Retainer Agreement with Manchester Business Services, Inc. ("MBSI"), an affiliate of MCI. Under the Retainer Agreement, the Company retained MBSI to provide an interim Chief Executive Officer and to oversee the wind-down of the Company's operations pending the sale of the business. Bruce Senske, the Company's Acting Chief Executive Officer, is an associate of MBSI and is serving as the Company's Acting Chief Executive Officer under the Retainer Agreement. The term of the Retainer Agreement is month-to-month unless terminated in writing upon 30 days notice by either party. In exchange for such services, the Company has agreed to pay MBSI a monthly fee in the amount of $10,000 and reimburse MBSI for all reasonable out-of-pocket expenses. In August 1999, the monthly fee was reduced to $5,000.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      EXHIBITS

         Reference is made to the Exhibit Index hereinafter contained on pages 31 to 36 of this Report.

         A copy of any of the exhibits listed or referred to above will be furnished at a reasonable cost to any person who was a shareholder of the Company as of March 30, 2000, upon receipt from any such person of a written request for any such exhibit. Such request should be sent to LifeRate Systems, Inc., P. O. Box 390353, Minneapolis, MN 55439.
         Attention: Investor Relations.

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

         (5) Employment Agreement and Amendment, dated August 18, 1997 and November 13, 1997, respectively, between the Company and David
                  J. Chinsky.

         (6) Non-Statutory Stock Option Agreement, dated November 13, 1997, between the Company and David J. Chinsky.

         (7) Employment Agreement, dated April 29, 1996, between the Company and William W. Chorske.

         (8) Stock Option Agreement, dated April 29, 1996, between the Company and William W. Chorske.

(b)      REPORTS ON FORM 8-K

         The Company did not file any Current Report on Form 8-K in the quarter ended December 31, 1999.

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors Life
Rate Systems, Inc.

         We have audited the accompanying statements of operations, shareholders equity (deficit) and cash flows of LifeRate Systems, Inc. for the nine months ended September 30, 1998 and the year ended December 31, 1997. In addition, we have audited the statement of net assets (liabilities) in liquidation as of December 31, 1999 and 1998, and the related statements of changes in net assets (liabilities) in liquidation and cash flows in liquidation for the period from October 1, 1998 to December 31, 1998 and the year ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         As described in Note 1 to the financial statements, the Company decided to liquidate in the third quarter of 1998, and commenced liquidation shortly thereafter. As a result, the Company has changed its basis of accounting for periods subsequent to September 30, 1998 from the going-concern basis to a liquidation basis.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of LifeRate Systems, Inc. as of December 31, 1999 and 1998, the results of operations and cash flows for the nine months ended September 30, 1998 and the year ended December 31, 1997, and the changes in net assets (liabilities) in liquidation and cash flows in liquidation for the period from October 1, 1998 to December 31, 1998, and the year ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.



                                              /s/ Ernst & Young LLP

Minneapolis, Minnesota
March 15, 2000

                             LifeRate Systems, Inc.
              Statement of Net Assets (Liabilities) in Liquidation
                               (Liquidation Basis)


                                                       DECEMBER 31,

                                                    1999          1998
                                                    ----          ----
ASSETS
Cash and cash equivalents                         $100,800    $   704,900
Accounts receivable                                  5,800         40,600
Prepaid expenses and other current assets            2,300         49,000
Computer equipment, net                              4,300         11,900
                                                  --------    -----------
Total assets                                      $113,200    $   806,400
                                                  ========    ===========

LIABILITIES

Accounts Payable and other accrued liabilities       1,300         81,400
Other current liabilities                            4,600        367,900
Reserve for estimated costs during period
 of liquidation                                     72,000        209,000
Long term debt and capital lease obligations            --      3,137,000
                                                  --------    -----------
Total Liabilities                                   77,900      3,795,300
                                                  --------    -----------

Net assets (liabilities)                          $ 35,300    $(2,988,900)
                                                  ========    ===========


SEE ACCOMPANYING NOTES.

                                  LifeRate Systems, Inc.
                Statement of Changes in Net Assets (Liabilities)
                       in Liquidation for the period from
                    October 1, 1998 through December 31, 1998
                      and the year ended December 31, 1999



Net liabilities in liquidation as of October 1, 1998            $(3,128,900)
Changes in net liabilities                                          140,000
                                                                -----------
Net liabilities in liquidation as of December 31,1998            (2,988,900)

Changes in net liabilities                                        3,024,200
                                                                -----------
Net assets in liquidation as of December 31, 1999               $    35,300
                                                                ===========

SEE ACCOMPANYING NOTES.

                             LifeRate Systems, Inc.
                            Statements of Operations
                              (Going Concern Basis)



                                          NINE MONTHS ENDED    Year ended
                                             SEPTEMBER 30,    December 31,
                                                 1998             1997
                                           ----------------   ------------
Net revenues                               $    384,300       $    620,300
Cost of revenues                                457,000            782,500
                                           ------------       ------------
Gross profit                                    (72,700)          (162,200)

Operating expenses:
   Sales and marketing                          422,200          1,279,700
   Research and development                     530,300          1,052,400
   General and administrative                 1,348,100          2,402,500
                                           ------------       ------------
Loss from operations                         (2,373,300)        (4,896,800)
Interest income                                  52,600             34,000
Interest expense                                (31,200)          (299,300)
                                           ------------       ------------
Net loss before extraordinary item           (2,351,900)        (5,162,100)

Extraordinary item - debt restructuring              --            200,000
                                           ------------       ------------

Net loss                                   $ (2,351,900)      $ (4,962,100)
                                           ============       ============

Net loss per share before
    extraordinary item                     $      (0.19)      $      (1.18)
Extraordinary item per share                         --               0.05
                                           ------------       ------------
Net loss per share - basic and diluted     $      (0.19)      $      (1.13)
                                           ============       ============
Weighted average number of
   common shares outstanding                 12,065,296          4,387,405
                                           ============       ============

SEE ACCOMPANYING NOTES.

                             LifeRate Systems, Inc.

                  Statements of Shareholders' Equity (Deficit)
                              (Going Concern Basis)

                                                          Common Stock          Issued                          Stock
                                                          ------------          ------     Accumulated  Subscriptions
                                                                Shares         Amounts         Deficit     Receivable     Total
                                                                ------         -------         -------     ----------     -----
Balance December 31, 1996                                    3,811,639    $ 17,260,700    $(17,108,300)         --    $    152,400
  Private placement of common stock, net of
    offering costs of $177,700                               4,290,000       1,964,400              --          --       1,964,400
  Conversion of notes payable to common stock, net of
     unamortized discount of $31,800                           365,550         525,900              --          --         525,900
  Value of warrants issued to holders of notes                      --         204,500              --          --         204,500
  Stock options exercised                                       17,811          33,400              --          --          33,400
  Value of stock options granted for services rendered              --          27,500              --          --          27,500
  Net loss                                                          --              --      (4,962,100)         --      (4,962,100)
                                                            ----------    ------------    ------------     -------    ------------
Balance December 31, 1997                                    8,485,000      20,016,400     (22,070,400)         --      (2,054,000)
  Private placement of common stock, net of
    offering costs of $134,700                               4,000,000       1,955,300              --          --       1,955,300
  Common stock issued as part of lawsuit settlement            325,000          21,100              --          --          21,100
  Employee stock sales                                           2,000             600              --          --             600
  Net loss                                                          --              --      (2,351,900)         --      (2,351,900)
                                                            ----------    ------------    ------------     -------    ------------
Balance September 30, 1998                                  12,812,000    $ 21,993,400    $(24,422,300)    $    --    $ (2,428,900)
                                                            ==========    ============    ============     =======    ============

SEE ACCOMPANYING NOTES

                             LifeRate Systems, Inc.
                            Statements of Cash Flows

                                                                                 THREE           NINE
                                                                                 MONTHS          MONTHS
                                                              YEAR ENDED          ENDED           ENDED         YEAR ENDED
                                                             DECEMBER 31,        DECEMBER       SEPTEMBER        DECEMBER
                                                                1999            31, 1998        30, 1998         31, 1997
                                                            (LIQUIDATION      (LIQUIDATION   (GOING CONCERN   (GOING CONCERN
                                                                BASIS)            BASIS)         BASIS)            BASIS)
                                                                ------            ------         ------            ------
OPERATING ACTIVITIES
Decrease in net liabilities in liquidation                   $ 3,024,300      $   140,000               --               --
Net loss                                                              --               --      $(2,351,900)     $(4,962,100)
Adjustments to reconcile net loss to net cash
   Used in operating activities:
    Depreciation                                                   6,500           24,900          202,600          309,700
    Amortization of software development costs                        --               --           30,400           50,500
    Amortization of discounts on long-term debt                    5,600            8,300           25,100           49,400
    Value of stock options granted for services rendered              --               --               --           27,500
    Value of warrants issued to note holders                          --               --               --           43,500
    Writedown of software development costs to net
       Realizable value                                               --           82,800               --               --
    Stock issued for lawsuit settlement                               --               --           21,100               --
    Long term debt converted to common stock                  (3,080,600)              --               --               --
    (Gain) loss on sale of furniture and equipment                (2,900)         148,400               --               --
    Changes in operating assets and liabilities:
      Accounts receivable                                         34,800           64,200          173,400         (135,800)
      Prepaid and other current assets                            46,700           32,800          (22,000)          68,200
      Accounts payable                                           (48,000)         (49,400)          27,100         (180,100)
      Accrued compensation                                       (32,100)        (145,400)         (25,800)         159,400
      Accrued consulting fees                                         --               --           (5,000)         (81,100)
      Accrued royalties                                               --               --          (19,700)         (16,400)
      Decrease in estimated liquidation expenses                (137,000)        (491,000)              --               --
      Other current liabilities                                 (214,400)         339,100           25,600          (70,700)
      Deferred revenue                                          (148,900)        (157,100)         (15,200)          20,500
      Deferred rent                                                   --               --           (4,900)         (11,900)
                                                             -----------      -----------      -----------      -----------
Net cash used in operating activities                           (546,000)          (2,400)      (1,939,200)      (4,729,400)

INVESTING ACTIVITIES
Software development costs                                            --               --          (84,600)         (28,600)
Purchase of furniture and equipment                                   --               --          (23,800)         (20,100)
Proceeds from sales of furniture and equipment                     3,900           49,000              900               --
                                                             -----------      -----------      -----------      -----------
Net cash provided by (used in) investing activities                3,900           49,000         (107,500)         (48,700)

FINANCING ACTIVITIES
Payments on notes payable and capital leases                     (62,000)          (4,800)         (10,300)        (265,000)
Proceeds from issuance of notes payable                               --               --               --        1,737,500
Proceeds from issuance of common stock                                --               --        1,955,900        1,997,800
                                                             -----------      -----------      -----------      -----------
Net cash provided by (used by) financing activities              (62,000)          (4,800)       1,945,600        3,470,300
                                                             -----------      -----------      -----------      -----------

(Decrease) increase in cash and cash equivalents                (604,100)          41,800         (101,100)      (1,307,800)
Cash and cash equivalents at beginning of period                 704,900          663,100          764,200        2,072,000
                                                             -----------      -----------      -----------      -----------
Cash and cash equivalents at end of period                   $   100,800      $   704,900      $   663,100      $   764,200
                                                             ===========      ===========      ===========      ===========

SEE ACCOMPANYING NOTES

                             LifeRate Systems, Inc.
                          Notes to Financial Statements
                                December 31, 1999

1.  DESCRIPTION OF BUSINESS

LifeRate Systems, Inc. (the Company) was engaged in marketing a proprietary software operating system to healthcare providers and payors throughout the United States to produce information to measure and quantify the quality and cost of healthcare. In August 1998, the Company closed its business operations due to continuing losses from operations. The Company is continuing to service its existing customers. It is not marketing or selling its products and does not expect to generate any meaningful revenue. During 1999 the Company completed the process of eliminating expenses, collecting receivables and negotiating the termination or satisfaction of all its remaining obligations.

2.  LIQUIDATION BASIS OF ACCOUNTING

The Company has adopted the liquidation basis of accounting as of October 1,1998. This basis of accounting is considered appropriate when the liquidation of a company appears imminent and the net realizable value of its assets are reasonably determinable. Under this basis of accounting, assets and liabilities are stated at their net realizable value and estimated costs through the liquidation date are provided to the extent reasonably determinable.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents are carried at cost, which approximates market value.

COMPUTER EQUIPMENT

Computer equipment is stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets of three years.

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

                             LifeRate Systems, Inc.
                          Notes to Financial Statements
                                December 31, 1999

3.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

4.  LONG-TERM DEBT AND EXTRAORDINARY ITEM

    Long-term debt consists of the following:

                                                          DECEMBER 31
                                                      1999          1998
                                                  -------------------------
    Convertible subordinated note payable,
      non-interest bearing , due April 2002       $        --    $2,250,000

    Convertible promissory note payable,
      non-interest bearing, due May 2002                   --     1,000,000
                                                  -----------    ----------

                                                           --     3,265,200
    Less discount on Medtronic, Inc. note                  --      (113,000)
                                                  -----------    ----------
                                                  $        --    $3,137,000
                                                  ===========    ==========

In March 1997, the Company issued a $2,250,000 convertible subordinated note for services previously rendered by a physician group. In November 1997, the terms of the note were restructured. Under the new terms, the convertible

                             LifeRate Systems, Inc.
                          Notes to Financial Statements
                                December 31, 1999

4.  LONG TERM DEBT AND EXTRAORDINARY ITEM (CONTINUED)

subordinated note was changed to be non-interest bearing (prior to the restructuring the note incurred interest at 10% per year) and all accrued interest from March 1997 to November 1997, amounting to approximately $142,400, was forgiven. The note is convertible into shares of the Company's common stock at the conversion rate of $3.32 per share. In March 1999 the Company converted the note into 677,710 shares of common stock at $3.32 per share.

In May 1997, the Company issued a $1,000,000 convertible promissory note to Medtronic, Inc. The terms of the note called for interest to be incurred at the prime rate and the note was due on the earlier of November 30, 1997 or the completion of $5,000,000 of additional financing for the Company. In connection with the note, the Company issued Medtronic a warrant to purchase 100,000 shares of stock at a price of $2.00 per share. The warrant was determined to have a value of $161,000 and is being amortized over the life of the note. The warrant expires in 2002. In November 1997, the terms of the note were changed to be non-interest bearing, accrued interest of approximately $44,000 was forgiven and the term of the note was extended to 2002. In addition, the conversion price on the note was changed to $1.50 per share and the exercise price on the warrant was changed to $.50 per share. In March 1999 the Company paid $62,000 against the note and converted the remainder into 625,333 shares of common stock at $1.50 per share.

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

As of December 31, 1999, the Company had 8,745,840 warrants outstanding with exercise prices ranging from $ .50 to $6.50. The warrants expire at various dates ranging from March 2000 to January 2008.

                             LifeRate Systems, Inc.
                          Notes to Financial Statements
                                December 31, 1999

6.  EMPLOYEE STOCK PURCHASE PLAN

The Company has an Employee Stock Purchase Plan whereby eligible employees may purchase on each purchase date, as defined, shares of common stock at the lower of 85% of the market price at the time of grant or the time of purchase. Employees may contribute up to 10% of wages to the plan and may purchase up to 2,000 shares per year under the plan. There are 100,000 shares reserved for this plan. During 1998, 2,000 shares were issued at a price of $0.30 per share.

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

Option activity is summarized as follows:

                                         1999                      1998                       1997
                               ----------------------     ----------------------     ----------------------
                                             AVERAGE                     AVERAGE                    AVERAGE
                                            WEIGHTED                    WEIGHTED                   WEIGHTED
                                            EXERCISE                    EXERCISE                   EXERCISE
                                SHARES        PRICE        SHARES         PRICE       SHARES         PRICE
                                ------        -----        ------         -----       ------         -----
Outstanding at beginning
  of year                       248,822      $   3.54      172,347      $   5.14      409,441      $   7.68
Granted                              --            --      214,500          0.49      302,779          2.82
Exercised                            --                         --                         --
Canceled                        (18,200)         0.71     (138,025)         0.80     (539,873)         5.77
                               --------      --------     --------      --------     --------      --------
Outstanding at end of year      230,622      $   3.76      248,822      $   3.54      172,347      $   5.14
                               ========      ========     ========      ========     ========      ========
Options exercisable
  at year-end                   227,177      $   3.78      223,966      $   3.79      239,326      $   7.03
                               ========      ========     ========      ========     ========      ========

At December 31, 1999, there were 519,378 shares available for grant under the 1993 Stock Option Plan.

The following table summarizes information about stock options outstanding at December 31, 1999:

                                    OPTIONS OUTSTANDING                  OPTIONS EXERCISABLE
                      ------------------------------------------     --------------------------
                                          WEIGHTED                      NUMBER
                          NUMBER          AVERAGE       WEIGHTED      EXERCISABLE     WEIGHTED
       RANGE          OUTSTANDING AT     REMAINING       AVERAGE          AT          AVERAGE
         OF            DECEMBER 31,     CONTRACTUAL     EXERCISE     DECEMBER 31,     EXERCISE
  EXERCISE PRICES          1999             LIFE          PRICE          1999          PRICE
  ---------------          -----            ----          -----          ----          -----
  $0.34  to $0.65         72,500        8.5 Years        $0.34          72,500        $0.34
  $1.00  to $1.938        30,707        2.7 Years         1.33          30,707         1.33
  $2.625 to $3.00         30,749        4.1 Years         2.87          27,304         2.90
  $5.875 to $6.33         45,666        5.2 Years         5.99          45,666         5.99
  $8.625                  51,000        6.4 Years         8.625         51,000         8.625
                         -------                                       -------
                         230,622        6.0 Years        $3.76         227,177        $3.78
                         =======                                       =======

                             LifeRate Systems, Inc.
                          Notes to Financial Statements
                                December 31, 1999

7.  STOCK OPTIONS (CONTINUED)

The Company has also granted non-qualified options to certain employees and directors that are outside of the 1993 Stock Option Plan. These options total 522,666 shares with prices ranging from $.50 to $5.19 per share. Expiration dates of these options range from August 2003 to March 2007. At December 31, 1999, 522,666 options were exercisable at a weighted average exercise price of $1.52 per share.

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


                              Nine Months Ended
                              September 30, 1998        1997
                              ------------------        ----
Pro forma net loss               $(2,544,600)       $(5,332,400)
Pro forma loss per share -
  basic and diluted              $     (0.21)       $     (1.22)


The pro forma effect on the net loss for 1999, 1998 and 1997 is not representative of the pro forma effect on net income (loss) in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995.

The fair value of options granted during 1998 and 1997 was estimated using the Black-Scholes option pricing model with the following assumptions: no dividend yield; a risk free interest rate of 5.0% and 5.5% during 1998 and 1997, respectively; expected volatility of the market price of the Company's common stock of 122% and 71% during 1998 and 1997, respectively; and expected option lives ranging from three to five years. The weighted average fair value of plan options granted at market prices during the years ended December 31, 1998 and 1997 was $0.31 and $1.05 per share, respectively. The weighted average fair value of non-plan options granted at market prices during the years ended December 31, 1998 and 1997 was $0 and $0.90, respectively.

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

                             LifeRate Systems, Inc.
                          Notes to Financial Statements
                                December 31, 1999

8.  INCOME TAXES

The tax effects of significant components of the Company's deferred tax assets and liabilities are as follows:

                                                  1999          1998
                                                  ----          ----
Deferred tax assets:
  Net operating loss carryforwards            $9,903,300    $9,825,900
  Deferred revenue                                 1,800        61,400
  Accrued salaries                                    --        12,800
  Accrued reserve for liquidation expenses        28,800        83,600
                                              ----------    ----------
  Valuation allowance                          9,933,900     9,983,700
                                              ----------    ----------
                                              (9,933,900)   (9,983,700)
                                              ----------    ----------
                                              $       --    $       --
                                              ==========    ==========

A valuation allowance of 100% of tax benefits has been provided because of the Company's history of operating losses. At December 31, 1999, the Company had net operating loss carryforwards of approximately $24,718,000 that expire at various times through the year 2014. The Company's ability to utilize these carryforwards to offset future taxable income is subject to certain restrictions under Section 382 of the Internal Revenue Code in the event of certain changes in the equity ownership of the Company. The Company experienced ownership changes in 1993, 1995, 1997 and 1998. However, the Company does not believe that such changes will significantly limit its ability to use the existing net operating loss carryforwards.

9.  COMMITMENTS

LEASES

The Company leases its office facilities under a month to month operating lease. During 1998 the Company paid $74,900 in office and equipment lease cancelation charges. Rent expense for the years ended December 31, 1999, 1998, and 1997 was $13,200, $301,100 and $255,700, respectively.

LETTER OF CREDIT

In January 1997, the Company issued a standby letter of credit in the amount of $50,000, expiring December 31, 2001, which is being maintained to support the installation of software. The agreement provides for a reduction of the letter of credit by $10,000 each at October 1, 1997, October 1, 1998, October 1, 1999 and October 1, 2000. Partial draws are not permitted. During 1999 the Company negotiated a cancellation of the agreement requiring the letter of credit. The balance at December 31, 1999 on the letter of credit was zero.

10. LICENSE, ROYALTY AND DEVELOPMENT AGREEMENTS

In 1995, the Company entered into an agreement with a physician group, of which a doctor in the group was a member of the Company's Board of Directors. The agreement called for the physician group to assist in the development and implementation of practice guidelines and clinical outcomes associated with the Company's software products. In 1995, the Company incurred expense of $150,000 related to assistance provided by the physicians group and recorded $50,000 of revenue for systems design work and implementation. In addition, the agreement called for the Company to issue the physician group shares of common stock if certain product sales of the Company's database occurred. In

                             LifeRate Systems, Inc.
                          Notes to Financial Statements
                                December 31, 1999

10. LICENSE, ROYALTY AND DEVELOPMENT AGREEMENTS (CONTINUED)

March 1997, this agreement was terminated. The Company issued the physician group a $2,250,000 convertible subordinated note as compensation for services rendered by the physician group in prior years. The terms of the note were restructured in November 1997. (See Note 4). The physician group converted all of the convertible subordinated note into common stock at a conversion rate of $3.32 per share during 1999.

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

The Company incurred royalty expense of $0, $0 and $36,500 in 1999, 1998 and 1997, respectively.

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

12. SUPPLEMENTAL CASH FLOW INFORMATION

The Company entered into the following non-cash transactions:

                                                      DECEMBER 31
                                             1999        1998        1997
                                             ----        ----        ----
Conversion of notes payable into
  common stock                           $3,080,600    $     --    $557,800
Equipment and other assets acquired
  under a capital lease                          --          --      20,200
Stock issued for services                        --     140,000          --

13. MAJOR CUSTOMERS

For the nine months ended September 30, 1998, the Company had three customers that accounted for 32.9%, 20.7% and 18.8% of revenue, respectively. In 1997, three customers accounted of 44.3%, 16.1% and 15.7% of revenue.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    LIFERATE SYSTEMS, INC.



Dated: March 27, 2000               By: /s/ Bruce H. Senske
                                        ---------------------------------
                                    Bruce H. Senske
                                    Acting Chief Executive Officer
                                    (Principal Executive and Accounting Officer)


                                    By: /s/ Mark W. Sheffert
                                        ---------------------------------
                                    Mark W. Sheffert
                                    Chairman of the Board of Directors
                                     and Director

                                  EXHIBIT INDEX

EXHIBIT
NO.                     DESCRIPTION (METHOD OF FILING)
---                     ------------------------------

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

EXHIBIT
NO.                     DESCRIPTION (METHOD OF FILING)
---                     ------------------------------

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

10.8 Investment Agreement, dated as of December 26, 1995 between the Company and Medtronic, Inc. r (Incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K dated Decembe 22, 1995, File No. 0-25530).

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

EXHIBIT
NO.                     DESCRIPTION (METHOD OF FILING)
---                     ------------------------------

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

10.21 Technical Support Agreement, dated as of December 18, 1996, between the Company and National Jewish r Center. (Incorporated by reference to Exhibit 10.31 of the Company's Annual Report on Form 10-KSB fo the year ended December 31, 1996, File No. 0-25530).

10.22 Non-Statutory Stock Option Agreement, dated March 4, 1997, covering 26,000 shares between the Compan and APF, LLC. (Incorporated by reference to Exhibit 10.39 of the Company's Annual Report on Form 10.22 10-KSB for the year ended December 31, 1996, File No. 0-25530).

EXHIBIT
NO.                     DESCRIPTION (METHOD OF FILING)
---                     ------------------------------

10.23 Non-Statutory Stock Option Agreement, dated March 4, 1997, covering 10,333 shares between the Compan and APF, LLC. (Incorporated by reference to Exhibit 10.40 of the Company's Annual Report on Form 10.23 10-KSB for the year ended December 31, 1996, File No. 0-25530).

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

10.27 Agreement, dated March 28, 1997 between The Company and Atlanta Cardiology Group, P.C. (Incorporated by reference to Exhibit 10.32 of the Company's Annual Report on Form 10-KSB for the year ended 10.27 December 31, 1996, File No. 0-25530).

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

EXHIBIT
NO.                     DESCRIPTION (METHOD OF FILING)
---                     ------------------------------

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

10.43 Conversion Agreement dated February 17, 1999 by and between the Company and The Atlanta Cardiology Group, P.C. (Incorporated by reference to
         Exhibit 10.43 of the Company's Annual Report on 10-KSB for the year ended December 31, 1998, File No. 0-25530).

10.44 Conversion Agreement dated February 23, 1999 by and between the Company and Medtronic, Inc. (Incorporated by reference to Exhibit 10.44 of the Company's Annual Report on 10-KSB for the year ended December 31, 1998, File No. 0-25530).

EXHIBIT
NO.                     DESCRIPTION (METHOD OF FILING)
---                     ------------------------------

23.1     Consent of Independent Auditors. (Filed herewith.)

27.1.    Financial Data Schedule. (Filed herewith.)