Form 10QSB
period 2000-03-31
LIFERATE SYSTEMS INC
filed 2000-05-15
CIK 937251

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For The Quarterly Period Ended March 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ___________ to ___________

Commission File Number: 0-25530


                             LIFERATE SYSTEMS, INC.
             (Exact name of Registrant as specified in its charter)

          MINNESOTA                                       41-1682994
(State or other jurisdiction of              I.R.S. Employer Identification No.)
incorporation or organization)

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

Yes [X]    No [ ]

As of May 1, 2000, there were 14,575,043 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one):  Yes      No   X
                                                               -----     ----

                             LIFERATE SYSTEMS, INC.
                                      INDEX



PART I
                                                                                         PAGE
                                                                                         ----
ITEM 1.  FINANCIAL STATEMENTS

         Statements of Net Assets in Liquidation as of March 31, 2000 and                   3
          December 31, 1999

         Statement of Changes in Net Assets in Liquidation for the three months
          ended March 31, 2000 and 1999                                                     4

         Statements of Cash Flows for the three months ended March 31, 2000 and 1999        5

         Notes to Financial Statements                                                      6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS                                                7

PART II

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                                    9


                             LIFERATE SYSTEMS, INC.
                     Statements of Net Assets in Liquidation

                                                                MARCH 31,     December 31,
                                                                  2000            1999
                                                                --------        --------
                                                              (Unaudited)
ASSETS
Cash and cash equivalents                                       $ 69,100        $100,800
Accounts receivable                                                4,500           5,800
Prepaid expenses and other current assets                          7,800           2,300
Computer equipment, net                                            3,400           4,300
                                                                --------        --------
Total assets                                                      84,800         113,200
                                                                --------        --------


LIABILITIES

Accounts payable and other accrued liabilities                    19,500           1,300
Other current liabilities                                             --           4,600
Reserve for estimated costs during period of liquidation          30,000          72,000
                                                                --------        --------
Total liabilities                                                 49,500          77,900
                                                                --------        --------
Net assets                                                      $ 35,300        $ 35,300
                                                                ========        ========




SEE ACCOMPANYING NOTES.

                             LIFERATE SYSTEMS, INC.
               Statements of Changes in Net Assets in Liquidation
                                   (Unaudited)




                                                                        THREE MONTHS
                                                                       ENDED MARCH 31,
                                                                  2000                1999
                                                              -----------         -----------
Net liabilities in liquidation as of December 31, 1998                            $(2,988,900)
Net assets in liquidation as of December 31, 1999             $    35,300
Change in net liabilities                                               -           3,199,900
                                                              -----------         -----------
Net assets in liquidation as of March 31, 1999                                    $   211,000
                                                                                  ===========
Net assets in liquidation as of March 31, 2000                $    35,300
                                                              ===========


SEE ACCOMPANYING NOTES.

                             LIFERATE SYSTEMS, INC.
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                         THREE MONTHS
                                                                                        ENDED MARCH 31,
                                                                                   2000                1999
                                                                                -----------         -----------
OPERATING ACTIVITIES
Decrease in net liabilities                                                     $        --         $ 3,199,900
Adjustments to reconcile decrease in net liabilities to net cash used in operating activities:
     Depreciation                                                                       900               3,600
     Notes payable converted t tock                                                      --          (3,075,000)
     Gain on sale of equipment                                                           --              (2,800)
     Changes in operating assets and liabilities:
       Accounts receivable                                                            1,300              27,300
       Prepaid and other current assets                                              (5,500)              5,600
       Accounts payable and other accrued liabilities                                18,200             (68,700)
       Other current liabilities                                                     (4,600)           (214,500)
       Decrease in estimated liquidation expenses                                   (42,000)           (130,400)
       Deferred revenue                                                                  --            (153,400)
                                                                                -----------         -----------
Net cash used in operating activities                                               (31,700)           (408,400)

INVESTING ACTIVITIES
Proceeds from equipment sales                                                            --               3,900
                                                                                -----------         -----------
Net cash provided by investing activities                                                --               3,900

FINANCING ACTIVITIES
Payments on notes payable and capital lease obligations                                  --             (62,000)
                                                                                -----------         -----------
Net cash used in  financing activities                                                   --             (62,000)
                                                                                -----------         -----------

Decrease in cash and cash equivalents                                               (31,700)           (466,500)
Cash and cash equivalents at beginning of period                                    100,800             704,900
                                                                                -----------         -----------
Cash and cash equivalents at end of period                                      $    69,100         $   238,400
                                                                                ===========         ===========




SEE ACCOMPANYING NOTES.

                             LIFERATE SYSTEMS, INC.

                          Notes to Financial Statements
                                 March 31, 2000



1.       Organization and Description of Business

         LifeRate Systems, Inc. was engaged in marketing a proprietary software operating system to healthcare providers and payors throughout the United States to produce information to measure and quantify the quality and cost of health care. In August 1998, the Company closed its business operations due to continuing losses from operations. The Company is continuing to service its existing customers. It is not marketing or selling its products and does not expect to generate any meaningful revenue. The Company is seeking a buyer for its technology and/or possible merger candidates.

2.       Liquidation Basis of Accounting

         The Company has adopted the liquidation basis of accounting as of October 1, 1998. This basis of accounting is considered appropriate when the liquidation of a company appears imminent and the net realizable value of its assets are reasonably determinable. Under this basis of accounting, assets and liabilities are stated at their net realizable value and estimated costs through the liquidation date are provided to the extent reasonably determinable. The financial information presented as of March 31, 2000 and 1999 has been prepared from the books and records without audit. Financial information as of December 31, 1999 is based on audited financial statements of LifeRate Systems, Inc. but does not include all disclosures required by generally accepted accounting principles. For further information regarding the Company's accounting policies, refer to the financial statements and attached notes included in the Company's Form 10-KSB for the fiscal year ended December 31, 1999 as filed with the Securities and Exchange Commission.

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


Liquidity and Capital Resources

At March 31, 2000, the Company had $69,100 in cash and cash equivalents, a decrease of $31,700 from December 31, 1999. The decrease was due to payments of the Company's liabilities and operating expenses.

The Company estimates that its current cash balances will not be sufficient to fund the limited operations of the Company through the end of 2000. The Company is presently seeking a buyer for the Company and/or its software technology. There can be no assurance that the Company will be able to find a buyer for the Company or its technology on satisfactory terms.

Year 2000 Issues

Computer programs have historically been written to abbreviate dates by using two digits instead of four digits to identify a particular year. The so called "Year 2000" problem or "millennium bug' is the inability of computer software or hardware to recognize or properly process dates ending in "00." During 1999, most companies focused significant attention on updating or replacing such software and hardware in order to avoid system failures, miscalculations or business interruptions that might otherwise result. The Company has ceased its business operations and the Year 2000 problem has not impacted its business, financial condition or result of operations.



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


         Dated: May 12, 2000


                                LIFERATE SYSTEMS, INC.




                                By:/s/Bruce Senske
                                -----------------------------------------
                                Bruce Senske
                                Acting Chief Executive Officer
                                (Principal Executive Officer and Principal
                                Financial and Accounting Officer)

                             LIFERATE SYSTEMS, INC.

                           EXHIBIT INDEX TO QUARTERLY
                              REPORT ON FORM 10-QSB
                  for the Quarterly Period ended March 31, 2000



ITEM NUMBER                ITEM                               METHOD OF FILING

27.1                 Financial Data Schedule                   Filed herewith