Form 10QSB
period 2000-06-30
LIFERATE SYSTEMS INC
filed 2000-08-11
CIK 937251

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For The Quarterly Period Ended June 30, 2000

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

Yes [X]   No [ ]

As of August 1, 2000, there were 14,575,043 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes_____  No__X__

                             LIFERATE SYSTEMS, INC.
                                      INDEX


PART I

                                                                            PAGE
                                                                            ----
ITEM 1. FINANCIAL STATEMENTS

        Statements of Net Assets in Liquidation as of June 30, 2000 and        3
         December 31, 1999

        Statement of Changes in Net Assets in Liquidation for the three
         months and six months ended June 30, 2000 and 1999                    4

        Statements of Cash Flows for the six months ended June 30, 2000
         and 1999                                                              5

        Notes to Financial Statements                                          6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS                                   7

PART II

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                       8

                             LIFERATE SYSTEMS, INC.
                     Statements of Net Assets in Liquidation

                                                               JUNE 30,     December 31,
                                                                 2000           1999
                                                                 ----           ----
                                                             (Unaudited)
ASSETS

Cash and cash equivalents                                   $     40,600    $    100,800
Accounts receivable                                                   --           5,800
Prepaid expenses and other current assets                          9,200           2,300
Computer equipment, net                                            2,600           4,300
                                                            ------------    ------------
Total assets                                                      52,400         113,200
                                                            ------------    ------------

LIABILITIES

Accounts payable and other accrued liabilities                     1,200           1,300
Other current liabilities                                             --           4,600
Reserve for estimated costs during period of liquidation          30,000          72,000
                                                            ------------    ------------
Total liabilities                                                 31,200          77,900
                                                            ------------    ------------
Net assets                                                  $     21,200    $     35,300
                                                            ============    ============


SEE ACCOMPANYING NOTES.

                             LIFERATE SYSTEMS, INC.
               Statements of Changes in Net Assets in Liquidation
                                   (Unaudited)

                                                                   THREE MONTHS
                                                                  ENDED JUNE 30,
                                                         -------------------------------
                                                               2000            1999
                                                               ----            ----
Net assets in liquidation as of March 31, 1999                             $    211,200
Net assets in liquidation as of March 31, 2000            $     35,300
Change in net liabilities                                      (14,100)        (119,300)
                                                          ------------     ------------
Net assets in liquidation as of June 30, 1999                              $     91,700
                                                                           ============
Net assets in liquidation as of June 30, 2000             $     21,200
                                                          ============


                                                                   SIX MONTHS
                                                                  ENDED JUNE 30,
                                                         -------------------------------
                                                               2000            1999
                                                               ----            ----

Net liabilities in liquidation as of December 31, 1998                     $ (2,988,900)
Net assets in liquidation as of December 31, 1999         $     35,300
Change in net liabilities                                      (14,100)       3,080,600
                                                          ------------     ------------
Net assets in liquidation as of June 30, 1999                              $     91,700
                                                                           ============
Net assets in liquidation as of June 30, 2000             $     21,200
                                                          ============


SEE ACCOMPANYING NOTES.

                             LIFERATE SYSTEMS, INC.
                            Statements of Cash Flows
                                   (Unaudited)


                                                                                      SIX MONTHS
                                                                                     ENDED JUNE 30,

                                                                                 2000             1999
                                                                             ------------     ------------
OPERATING ACTIVITIES
Decrease in net (assets) liabilities                                         $    (14,100)    $  3,080,600
Adjustments to reconcile decrease in net (assets) liabilities to net cash used in operating activities:
     Depreciation                                                                   1,700            4,700
     Notes payable converted to common stock                                           --       (3,075,000)
     Gain on sale of equipment                                                         --           (2,800)
     Changes in operating assets and liabilities:
       Accounts receivable                                                          5,800           40,600
       Prepaid and other current assets                                            (6,900)           5,200
       Accounts payable and other accrued liabilities                                (100)         (61,100)
       Other current liabilities                                                   (4,600)        (367,900)
       Decrease in estimated liquidation expenses                                 (42,000)        (105,600)
                                                                             ------------     ------------
Net cash used in operating activities                                             (60,200)        (481,300)

INVESTING ACTIVITIES
Proceeds from equipment sales                                                          --            3,900
                                                                             ------------     ------------
Net cash provided by investing activities                                              --            3,900

FINANCING ACTIVITIES
Payments on notes payable and capital lease obligations                                --          (62,000)
                                                                             ------------     ------------
Net cash used in  financing activities                                                 --          (62,000)
                                                                             ------------     ------------

Decrease in cash and cash equivalents                                             (60,200)        (539,400)
Cash and cash equivalents at beginning of period                                  100,800          704,900
                                                                             ------------     ------------
Cash and cash equivalents at end of period                                   $     40,600     $    165,500
                                                                             ============     ============


SEE ACCOMPANYING NOTES

                             LIFERATE SYSTEMS, INC.

                          Notes to Financial Statements
                                  June 30, 2000



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

2.       Liquidation Basis of Accounting

         The Company has adopted the liquidation basis of accounting as of October 1, 1998. This basis of accounting is considered appropriate when the liquidation of a company appears imminent and the net realizable value of its assets are reasonably determinable. Under this basis of accounting, assets and liabilities are stated at their net realizable value and estimated costs through the liquidation date are provided to the extent reasonably determinable. The financial information presented as of June 30, 2000 and 1999 has been prepared from the books and records without audit. Financial information as of December 31, 1999 is based on audited financial statements of LifeRate Systems, Inc. but does not include all disclosures required by generally accepted accounting principles. For further information regarding the Company's accounting policies, refer to the financial statements and attached notes included in the Company's Form 10-KSB for the fiscal year ended December 31, 1999 as filed with the Securities and Exchange Commission.

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


Liquidity and Capital Resources

At June 30, 2000, the Company had $40,600 in cash and cash equivalents, a decrease of $60,200 from December 31, 1999. The decrease was due to payments of the Company's liabilities and operating expenses.

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


         Dated: August 11, 2000


                                           LIFERATE SYSTEMS, INC.




                                           By:/s/Bruce H.Senske
                                              -----------------
                                           Bruce H. Senske
                                           Acting Chief Executive Officer
                                           (Principal Executive, Financial and
                                           Accounting Officer)

                             LIFERATE SYSTEMS, INC.

                           EXHIBIT INDEX TO QUARTERLY
                              REPORT ON FORM 10-QSB
                  for the Quarterly Period ended June 30, 2000



ITEM NUMBER                  ITEM                              METHOD OF FILING

27.1                 Financial Data Schedule                   Filed herewith