Form 10QSB
period 2000-09-30
LIFERATE SYSTEMS INC
filed 2000-11-14
CIK 937251

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For The Quarterly Period Ended September 30, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ______________ to ______________

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

Yes [X]   No [ ]

As of November 1, 2000, there were 14,575,043 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one):  Yes_____ No__X__

                             LIFERATE SYSTEMS, INC.
                                      INDEX


PART I
                                                                            PAGE
                                                                            ----
ITEM 1. FINANCIAL STATEMENTS

         Statements of Net Assets in Liquidation as of September 30,           3
          2000 and December 31, 1999

         Statement of Changes in Net Assets in Liquidation for the three       4
          months and nine months ended September 30, 2000 and 1999

         Statements of Cash Flows for the nine months ended September 30,      5
          2000 and 1999

         Notes to Financial Statements                                         6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS                                   7

PART II

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                       8

                             LIFERATE SYSTEMS, INC.
                     Statements of Net Assets in Liquidation

                                                            SEPTEMBER 30,   December 31,
                                                                2000            1999
                                                                ----            ----
ASSETS                                                       (Unaudited)
Cash and cash equivalents                                   $     22,400    $    100,800
Accounts receivable                                               27,000           5,800
Prepaid expenses and other current assets                          4,500           2,300
Computer equipment, net                                            1,700           4,300
                                                            ------------    ------------
Total assets                                                      55,600         113,200
                                                            ------------    ------------


LIABILITIES

Accounts payable and other accrued liabilities                     4,100           1,300
Other current liabilities                                             --           4,600
Reserve for estimated costs during period of liquidation          30,000          72,000
                                                            ------------    ------------
Total liabilities                                                 34,100          77,900
                                                            ------------    ------------

Net assets                                                  $     21,500    $     35,300
                                                            ============    ============


SEE ACCOMPANYING NOTES.

                             LIFERATE SYSTEMS, INC.
               Statements of Changes in Net Assets in Liquidation
                                   (Unaudited)

                                                                  THREE MONTHS
                                                               ENDED SEPTEMBER 30,
                                                         -------------------------------

                                                              2000             1999
                                                              ----             ----
Net assets in liquidation as of June 30, 1999                              $     91,700
Net assets in liquidation as of June 30, 2000             $     21,200
Change in net liabilities                                          300          (43,600)
                                                          ------------     ------------
Net assets in liquidation as of September 30, 1999                         $     48,100
                                                                           ============
Net assets in liquidation as of September 30, 2000        $     21,500
                                                          ============

                                                                   NINE MONTHS
                                                               ENDED SEPTEMBER 30,
                                                         -------------------------------

                                                              2000             1999
                                                              ----             ----
Net liabilities in liquidation as of December 31, 1998                     $ (2,988,900)
Net assets in liquidation as of December 31, 1999         $     35,300
Change in net liabilities                                      (13,800)       3,037,000
                                                          ------------     ------------
Net assets in liquidation as of September 30, 1999                         $     48,100
                                                                           ============
Net assets in liquidation as of September 30, 2000        $     21,500
                                                          ============


SEE ACCOMPANYING NOTES.

                             LIFERATE SYSTEMS, INC.
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                      NINE MONTHS
                                                                                   ENDED SEPTEMBER 30,

                                                                                  2000             1999
                                                                                  ----             ----
OPERATING ACTIVITIES
Decrease in net (assets) liabilities                                         $    (13,800)    $  3,037,000
Adjustments to reconcile decrease in net (assets) liabilities to net cash used in operating activities:
     Depreciation                                                                   2,600            5,700
     Notes payable converted to common stock                                           --       (3,075,000)
     Gain on sale of equipment                                                         --           (2,800)
     Changes in operating assets and liabilities:
       Accounts receivable                                                        (21,200)          40,600
       Prepaid and other current assets                                            (2,200)          47,500
       Accounts payable and other accrued liabilities                               2,800          (74,500)
       Other current liabilities                                                   (4,600)        (214,500)
       Decrease in estimated liquidation expenses                                 (42,000)        (149,000)
       Deferred revenue                                                                --         (153,400)
                                                                             ------------     ------------
Net cash used in operating activities                                             (78,400)        (538,400)

INVESTING ACTIVITIES
Proceeds from equipment sales                                                          --            3,900
                                                                             ------------     ------------
Net cash provided by investing activities                                              --            3,900

FINANCING ACTIVITIES
Payments on notes payable and capital lease obligations                                --          (62,000)
                                                                             ------------     ------------
Net cash used in financing activities                                                  --          (62,000)
                                                                             ------------     ------------

Decrease in cash and cash equivalents                                             (78,400)        (596,500)
Cash and cash equivalents at beginning of period                                  100,800          704,900
                                                                             ------------     ------------
Cash and cash equivalents at end of period                                   $     22,400     $    108,400
                                                                             ============     ============


SEE ACCOMPANYING NOTES.

                             LIFERATE SYSTEMS, INC.

                          Notes to Financial Statements
                               September 30, 2000



1.       Organization and Description of Business

         LifeRate Systems, Inc. was engaged in marketing a proprietary software operating system to healthcare providers and payors throughout the United States to produce information to measure and quantify the quality and cost of health care. In August 1998, the Company closed its business operations due to continuing losses from operations. The Company does not have any customers. It is not marketing or selling its products and does not expect to generate any meaningful revenue. The Company is seeking a buyer for its technology and/or possible merger candidates.

2.       Liquidation Basis of Accounting

         The Company has adopted the liquidation basis of accounting as of October 1, 1998. This basis of accounting is considered appropriate when the liquidation of a company appears imminent and the net realizable value of its assets are reasonably determinable. Under this basis of accounting, assets and liabilities are stated at their net realizable value and estimated costs through the liquidation date are provided to the extent reasonably determinable. The financial information presented as of September 30, 2000 and 1999 has been prepared from the books and records without audit. Financial information as of December 31, 1999 is based on audited financial statements of LifeRate Systems, Inc. but does not include all disclosures required by generally accepted accounting principles. For further information regarding the Company's accounting policies, refer to the financial statements and attached notes included in the Company's Form 10-KSB for the fiscal year ended December 31, 1999 as filed with the Securities and Exchange Commission.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

The Company ceased its ongoing business operations in August of 1998 due to continuing losses from operations. The Company has terminated its relationships with all of its customers and is not marketing or selling its products. Accordingly, the Company does not expect to generate any revenue from new customers in the future.

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


Liquidity and Capital Resources

At September 30, 2000, the Company had $22,400 in cash and cash equivalents, a decrease of $78,400 from December 31, 1999. The decrease was due to payments of the Company's liabilities and operating expenses.

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


         Dated: November 14, 2000


                                        LIFERATE SYSTEMS, INC.




                                        By: /s/Bruce Senske
                                            ---------------
                                        Bruce Senske
                                        Acting Chief Executive Officer
                                        (Principal Executive, Financial and
                                        Accounting Officer)

                             LIFERATE SYSTEMS, INC.

                           EXHIBIT INDEX TO QUARTERLY
                              REPORT ON FORM 10-QSB
                  for the Quarterly Period ended June 30, 2000



ITEM NUMBER                   ITEM                         METHOD OF FILING

27.1                 Financial Data Schedule               Filed herewith